Form 10QSB
period 2006-08-31
MATTMAR MINERALS INC
filed 2006-10-12
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2006

                        Commission File Number 333-135736


                              MATTMAR MINERALS INC.
                 (Name of small business issuer in its charter)


        Nevada                        1000                       20-4718599
(State of incorporation)       (Primary SIC Number)     (IRS Employer ID Number)


                           #208-828 Harbourside Drive
                           North Vancouver, BC V7P 3R9
                               Phone(604)696-2026
                                Fax(610) 471 6293
          (Address and telephone number of principal executive offices)


                        Karen Batcher, Batcher & Zarcone
                              4252 Bonita Road #151
                                Bonita, CA 91902
                               Phone(619)475-7882
                                Fax(619)789-6262
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 10,000,000 shares of Common Stock outstanding as of August 31, 2006.

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                                 IN U.S. DOLLARS
                                 BALANCE SHEETS

                                                                          As of          Adjusted As of
                                                                     August 31, 2006      May 31, 2006
                                                                     ---------------      ------------
                                                                       (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $    453           $ 10,000

FIXED ASSETS                                                                   --                 --
                                                                         --------           --------
                                                                         $    453           $ 10,000
                                                                         ========           ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    180           $  4,787
  Accounts payable to a related Party                                         752                752
                                                                         --------           --------
                                                                              932              5,539
                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' DEFICIT
  Capital stock (Note 4)
   Common stock, $0.001 par value, 75,000,000 shares authorized
   10,000,000 common shares issued and outstanding                         10,000             10,000
  Additional paid in capital                                                   --                 --
  Deficit accumulated during the development stage                        (10,479)            (5,539)
                                                                         --------           --------
TOTAL STOCKHOLDER'S DEFICIT                                                  (479)             4,461
                                                                         --------           --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                              $    453           $ 10,000
                                                                         ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                                 IN U.S. DOLLARS
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Period
                                                                                  from April 18, 2006
                                                                                       (Date of
                                                           Three Months Ended        inception) to
                                                             August 31, 2006        August 31, 2006
                                                             ---------------        ---------------
                                                               (Unaudited)            (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
  Exploration                                                 $         --           $      2,612
  Office and general                                                   252                    979
  Professional fees                                                  3,250                  5,450
  Regulatory and filing fees                                         1,438                  1,438
                                                              ------------           ------------

NET LOSS                                                      $     (4,940)          $    (10,479)
                                                              ============           ============

BASIC AND DILUTED NET LOSS PER SHARE                          $     (0.001)          $     (0.001)
                                                              ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            10,000,000             10,000,000
                                                              ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                                 IN U.S. DOLLARS
                       STATEMENT OF STOCKHOLDERS' DEFICIT

    FOR THE PERIOD FROM APRIL 18, 2006 (DATE OF INCEPTION) TO AUGUST 31, 2006

                                                                                                Deficit
                                                                                              Accumulated
                                                             Common Shares        Additional   During the
                                                         -------------------      Paid in     Development
                                                         Number       Amount      Capital        Stage        Total
                                                         ------       ------      -------        -----        -----
Balance, April 18, 2006                                        --    $    --      $    --      $     --     $     --

Issued for cash at $0.001 per share - April 20, 2006   10,000,000     10,000           --            --       10,000

Net loss                                                       --         --           --        (5,539)      (5,539)
                                                       ----------    -------      -------      --------     --------
Balance, May 31, 2006 (audited)                        10,000,000     10,000           --        (5,539)       4,461

Net loss                                                       --         --           --        (4,940)      (4,940)
                                                       ----------    -------      -------      --------     --------

Balance, August 31, 2006 (unaudited)                   10,000,000    $10,000      $    --      $(10,479)    $   (479)
                                                       ==========    =======      =======      ========     ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                                 IN U.S. DOLLARS
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Cumulative from
                                               Three Months      April 18, 2006
                                                  Ended          (inception) to
                                                 August 31,         August 31,
                                                   2006               2006
                                                 --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (4,940)          $(10,479)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                      --                 --
  Changes in non-cash working capital items
     Accounts payable and accrued liabilities      (4,607)               932
     Deferred revenue                                  --                 --
                                                 --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES        (9,547)            (9,547)
                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                       --                 --
                                                 --------           --------
NET CASH FLOWS FROM INVESTING ACTIVITIES
                                                 --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                     --             10,000
                                                 --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES               --             10,000
                                                 --------           --------

INCREASE (DECREASE) IN CASH                        (9,547)            10,000

CASH, BEGINNING OF THE PERIOD                      10,000                 --
                                                 --------           --------
CASH, END OF THE PERIOD                          $    453           $    453
                                                 ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                       $     --           $     --
                                                 ========           ========
  Taxes                                          $     --           $     --
                                                 ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                                 IN U.S. DOLLARS
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - MattMar Minerals Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "MattMar Minerals") was incorporated in the State of Nevada on April 18, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on April 18, 2006, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on April 19, 2006, indicate Sean Mitchell as the President, Secretary, and Treasurer.

GOING CONCERN - The Company incurred net losses of approximately $10,479 from the period of April 18, 2006 (Date of Inception) through August 31, 2006 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is May 31.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through May 31, 2006, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No.153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

2. PROPERTY AND EQUIPMENT

As of August 31, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 10,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

4. RELATED PARTY TRANSACTIONS

As at August 31, 2006 $752 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

Mr. Mitchell will not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

As of August 31, 2006 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of August 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of August 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. ADJUSTMENTS TO FINANCIAL STATEMENTS

For the year ended May 31, 2006, the common stock was reported as $1,000 and the additional paid in capital was reported as $9,000. As of the August 31, 2006 the common stock has been adjusted to reflect the aggregate amount of $10,000.

8. SUBSEQUENT EVENTS

The Company's SB-2 registration statement that was initially filed on June 18, 2006 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $30,000 from the sale of 3,000,000 common shares at $.01 per share, was declared effective by the SEC on August 7, 2006. The Company has completed the offering as of September 15, 2006 and raised $30,000 from the sale of 3,000,000 common shares at $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $10,479 for the three month period ended August 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended August 31, 2006 was $10,479.

In their report on our audited financial statements as at May 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2006 was $453. In order to satisfy our cash requirements we were required to complete our offering of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on August 7, 2006. As of September 15, 2006 the offering was completed for total proceeds to the company of $30,000 (3,000,000 shares at $0.01).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on August 7, 2006. Our offering of 3,000,000 common shares was completed on September 15, 2006. Our 12 month budget is based on operations which will be funded by the $30,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on the RET Mineral Claim consisting of a comprehensive soil survey of the claim area and accompanied by conventional prospecting.

A two-phase exploration program to evaluate the area is considered appropriate and is recommended. Phase 1 will consist of a comprehensive soil survey of the claim area. This work will be accompanied by conventional prospecting. The property would be adequately covered by about 8 line km of survey work with lines run on a bearing of 030(Degree) at 200 metre intervals and controlled using both chain and compass and GPS equipment. Samples should be taken at 25 metre intervals and all sample stations should be flagged and numbered.

Provision should be made for a second phase of exploration contingent upon Phase 1 results. Although a decision on the precise nature of this work or allocation of the various tasks is not yet possible, it may be expected to include geophysical surveys (EM and magnetic) and detailed geological mapping, trenching and rock sampling. If a target for more detailed work is identified, a diamond drilling program would constitute a third phase.

An estimate of the cost of the proposed program is $15,000 for the initial phase of exploration work and $75,000 for a contingent second phase.

COST PROPOSAL

    PHASE I
    Soil sampling survey and prospecting: ~ 8.5 line km                4,200
    Geochemical analyses: 34 element ICP + Au FA & AA;
     ~330 samples @ $21                                                7,000
    Data evaluation, interpretation and report preparation             2,400
    Contingency allowance                                              1,400
                                                                      ------
         Sub-total                                                    15,000
    PHASE II
    Provision for geophysical surveys                                 20,000
    Provision for geological mapping, trenching & rock sampling
     and assays                                                       40,000
    Data evaluation, interpretation and report preparation            15,000
                                                                      ------
         Sub-total                                                    75,000
                                                                      ------
         GRAND TOTAL                                                  90,000
                                                                      ======

We plan to commence Phase 1 of the exploration program on the claim in the fall of 2006.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration programs, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in summer 2007. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of August 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135736.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through May 31, 2006, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No.153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135736, at the SEC website at www.sec.gov:

     Exhibit No.                      Description
     -----------                      -----------
       3.1         Articles of Incorporation*
       3.2         Bylaws*
       31.1        Sec. 302 Certification of Principal Executive Officer
       31.2        Sec. 302 Certification of Principal Financial Officer
       32.1        Sec. 906 Certification of Principal Executive Officer
       32.2        Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended August 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2006                   MattMar Minerals Inc., Registrant


                                   By: /s/ Sean Mitchell
                                      --------------------------------------
                                      Sean Mitchell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

October 12, 2006                   MattMar Minerals Inc., Registrant


                                   By:      /s/ Sean Mitchell
                                      --------------------------------------
                                      Sean Mitchell, President, Secretary,
                                      Treasurer, Chief Executive Officer,
                                      Chief Financial Officer, and
                                      Principal Accounting Officer