Form 10QSB
period 2006-11-30
MATTMAR MINERALS INC
filed 2007-01-10
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2006

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

There were 13,000,000 shares of Common Stock outstanding as of November 30, 2006.

                              MATTMAR MINERALS INC.
                        (an exploration stage enterprise)

                                 BALANCE SHEETS

                                                                          As of              As of
                                                                    November 30, 2006     May 31, 2006
                                                                    -----------------     ------------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 29,148           $ 10,000

FIXED ASSETS                                                                   --                 --
                                                                         --------           --------

TOTAL ASSETS                                                             $ 29,148           $ 10,000
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $  2,932           $  5,539
  Deferred revenue                                                             --                 --
                                                                         --------           --------

                                                                            2,932              5,539
                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
   Common stock, $0.001 par value, 75,000,000 shares authorized
    10,000,000 and 13,000,000 shares issued and outstanding as
    of May 31, 2006 and September 18, 2006 respectively                    13,000             10,000
  Additional paid in capital                                               27,000                 --
  Deficit accumulated during the development stage                        (13,784)            (5,539)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                 26,216              4,461
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 29,148           $ 10,000
                                                                         ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (an exploration stage enterprise)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Cumulative from
                                                        Six Months            Three Months        April 18, 2006
                                                          Ended                 Ended             (inception) to
                                                        November 30,          November 30,          November 30,
                                                           2006                  2006                  2006
                                                        -----------           -----------           -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Exploration                                           $       150           $       150           $     2,762
  Office and general                                            252                   979
  Professional fees                                           5,385                 2,135                 7,585
  Regulatory and filing fees                                  2,458                 1,020                 2,458
                                                        -----------           -----------           -----------

NET LOSS                                                $    (8,245)          $    (3,305)          $   (13,784)
                                                        ===========           ===========           ===========

BASIC AND DILUTED NET LOSS PER SHARE                    $    (0.001)          $    (0.001)          $    (0.001)
                                                        ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     13,000,000            13,000,000            13,000,000
                                                        ===========           ===========           ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (an exploration stage enterprise)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM APRIL 18, 2006 (INCEPTION) TO NOVEMBER 30, 2006

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional   During the
                                                              Common Shares        Paid in     Development
                                                          Number       Amount      Capital        Stage        Total
                                                          ------       ------      -------        -----        -----
Balance, April 18, 2006                                         --    $     --     $    --      $     --     $     --
Issued for cash at $0.001 per share-April 20, 2006      10,000,000      10,000          --            --       10,000

Net loss                                                        --          --          --        (5,539)      (5,539)
                                                       -----------    --------     -------      --------     --------
Balance, May 31, 2006 (audited)                         10,000,000      10,000          --        (5,539)       4,461

Net loss                                                        --          --          --        (4,940)      (4,940)
                                                       -----------    --------     -------      --------     --------
Balance, August 31, 2006 (unaudited)                    10,000,000    $ 10,000     $    --      $(10,479)    $   (479)

Issued for cash at $0.01 per share-September 18, 2006    3,000,000       3,000      27,000                     30,000

Net loss                                                                                          (3,305)      (3,305)
                                                       -----------    --------     -------      --------     --------
Balance, November 30, 2006 (unaudited)                  13,000,000    $ 13,000     $27,000      $(13,784)    $ 26,216
                                                       ===========    ========     =======      ========     ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (an exploration stage enterprise)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Cumulative from
                                                                         April 18, 2006
                                                     Six Months Ended    (inception) to
                                                        November 30,      November 30,
                                                           2006               2006
                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (8,245)          $(13,784)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in non-cash working capital items
   Accounts payable and accrued liabilities                 2,000              2,932
                                                         --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES               (10,852)           (10,852)
                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH FLOWS FROM INVESTING ACTIVITIES
                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                         30,000             40,000
                                                         --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   30,000             40,000
                                                         --------           --------

INCREASE (DECREASE) IN CASH                                19,148             29,148

CASH, BEGINNING OF THE PERIOD                              10,000                 --
                                                         --------           --------

CASH, END OF THE PERIOD                                  $ 29,148           $ 29,148
                                                         ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --
                                                         ========           ========

  Taxes                                                  $     --           $     --
                                                         ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (an exploration stage enterprise)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                November 30, 2006
--------------------------------------------------------------------------------

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

GOING CONCERN - The Company incurred net losses of approximately $13,784 from the period of April 18, 2006 (Date of Inception) through November 30, 2006 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through November 30, 2006, the Company had no potentially dilutive securities.

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

2. PROPERTY AND EQUIPMENT

As of November 30, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective April 18, 2006, a total of 10,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 3,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.01 per share for total proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

As at November 30, 2006 $832 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of November 30, 2006 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of November 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of November 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $3,305 for the three month period ended November 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended November 30, 2006 was $3,305.

In their report on our audited financial statements as at May 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2006 was $29,148. In order to satisfy our cash requirements we were required to complete our offering of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on August 7, 2006. As of September 15, 2006 the offering was completed for total proceeds to the company of $30,000 (3,000,000 shares at $0.01).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on August 7, 2006. Our offering of 3,000,000 common shares was completed on September 15, 2006. On December 6, 2006 we received our listing on the Over-the-Counted Bulletin Board under the symbol MTTM. Our 12 month budget is based on operations which will be funded by the $30,000 raised through our offering.

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

An estimate of the cost of the proposed program is $15,000 for the initial phase of exploration work and $75,000 for a contingent second phase.

  COST PROPOSAL

PHASE I
Soil sampling survey and prospecting: ~ 8.5 line km                              4,200
Geochemical analyses: 34 element ICP + Au FA & AA; ~330 samples @ $21            7,000
Data evaluation, interpretation and report preparation                           2,400
Contingency allowance                                                            1,400
                                                                                ------
     Sub-total                                                                  15,000    15,000
PHASE II
Provision for geophysical surveys                                               20,000
Provision for geological mapping, trenching & rock sampling and assays          40,000
Data evaluation, interpretation and report preparation                          15,000
                                                                                ------
     Sub-total                                                                  75,000    75,000
                                                                                          ------
     GRAND TOTAL                                                                          90,000
                                                                                          ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

Phase 1 of the exploration program on the claim is expected to take 7 to 14 days to complete. We anticipate hiring Mr. Tim Sadlier-Brown, P. Geo, to conduct our planned exploration program. On September 26, 2006 Mr. Sadlier-Brown visited the RET claim area to evaluate access to the claim for the initial program of field work. He has made recommendations for setting up a camp from which the sampling, prospecting and geophysical work could be conveniently conducted. We anticipate he will begin the first phase of exploration in late January or early February 2007, weather permitting.

Following phase one of the exploration programs, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately 30 days to complete.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135736.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through November 30, 2006, the Company had no potentially dilutive securities.

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135736, at the SEC website at www.sec.gov:

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

January 9, 2007                     MattMar Minerals Inc., Registrant


                                    By: /s/ Sean Mitchell
                                       --------------------------------------
                                       Sean Mitchell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

January 9, 2007                     MattMar Minerals Inc., Registrant


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