Form 10QSB
period 2007-02-28
MATTMAR MINERALS INC
filed 2007-04-12
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 28, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

There were 13,000,000 shares of Common Stock outstanding as of February 28, 2007.

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                                As of              As of
                                                                              February 28,         May 31,
                                                                                 2007               2006
                                                                               --------           --------
                                                                             (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $ 23,223           $ 10,000

FIXED ASSETS                                                                         --                 --
                                                                               --------           --------

TOTAL ASSETS                                                                   $ 23,223           $ 10,000
                                                                               ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                     $    100           $  5,539
  Related party                                                                     832                 --
  Deferred revenue                                                                   --                 --
                                                                               --------           --------

                                                                                    932              5,539
                                                                               --------           --------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
    Common stock, $0.001 par value, 75,000,000 shares authorized
     13,000,000 shares issued and outstanding as of February 28,2007;            13,000
     10,000,000 shares issued and outstanding as of May 31, 2006                                    10,000
  Additional paid in capital                                                     27,000                 --
  Deficit accumulated during the development stage                              (17,709)            (5,539)
                                                                               --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                       22,291              4,461
                                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 23,223           $ 10,000
                                                                               ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           Cumulative from
                                                         Three Months      Nine Months      April 18, 2006
                                                            Ended             Ended         (inception) to
                                                         February 28,      February 28,      February 28,
                                                            2007              2007              2007
                                                         -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Exploration                                           $        --       $       150       $     2,762
   Office and general                                             --               252               979
   Professional fees                                           3,650             9,035            11,235
   Regulatory and filing fees                                    275             2,733             2,733
                                                         -----------       -----------       -----------

NET LOSS                                                 $    (3,925)      $   (12,170)      $   (17,709)
                                                         ===========       ===========       ===========

BASIC AND DILUTED NET LOSS PER SHARE                     $    (0.001)      $    (0.001)      $    (0.001)
                                                         ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      13,000,000        13,000,000        13,000,000
                                                         ===========       ===========       ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM APRIL 18, 2006 (INCEPTION) TO FEBRUARY 28, 2007


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                    Additional   During the
                                                                Common Shares        Paid in     Development
                                                            Number       Amount      Capital        Stage        Total
                                                            ------       ------      -------        -----        -----
Balance, April 18, 2006                                           --    $     --     $    --      $     --     $     --

Issued for cash at $0.001 per share-April 20, 2006        10,000,000      10,000          --            --       10,000

Net loss                                                          --          --          --        (5,539)      (5,539)
                                                         -----------    --------     -------      --------     --------
Balance, May 31, 2006 (audited)                           10,000,000      10,000          --        (5,539)       4,461

Net loss                                                          --          --          --        (4,940)      (4,940)
                                                         -----------    --------     -------      --------     --------
Balance, August 31, 2006 (unaudited)                      10,000,000    $ 10,000     $    --      $(10,479)    $   (479)

Issued for cash at $0.01 per share-September 18, 2006      3,000,000       3,000      27,000                     30,000

Net loss                                                                                            (3,305)      (3,305)
                                                         -----------    --------     -------      --------     --------
Balance, November 30, 2006 (unaudited)                    13,000,000    $ 13,000     $27,000      $(13,784)    $ 26,216

Net loss                                                                                            (3,925)      (3,925)
                                                         -----------    --------     -------      --------     --------
Balance, February 28, 2007 (unaudited)                    13,000,000    $ 13,000     $27,000      $(17,709)    $ 22,291
                                                         ===========    ========     =======      ========     ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Cumulative from
                                                 Nine Months      April 18, 2006
                                                    Ended         (inception) to
                                                 February 28,       February 28,
                                                    2007               2007
                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(12,170)          $(17,709)
  Adjustments to reconcile net loss to net cash used in operating activities:

  Changes in non-cash working capital items
    Accounts payable and accrued liabilities        (4,607)               932
                                                  --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES        (16,777)           (16,777)
                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  --------           --------
NET CASH FLOWS FROM INVESTING ACTIVITIES
                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                  30,000             40,000
                                                  --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES            30,000             40,000
                                                  --------           --------

INCREASE (DECREASE) IN CASH                         13,223             23,223

CASH, BEGINNING OF THE PERIOD                       10,000                 --
                                                  --------           --------

CASH, END OF THE PERIOD                           $ 23,223           $ 23,223
                                                  ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                        $     --           $     --
                                                  ========           ========
  Taxes                                           $     --           $     --
                                                  ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                FEBRUARY 28, 2007
--------------------------------------------------------------------------------


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

GOING CONCERN - The Company incurred net losses of approximately $17,709 from the period of April 18, 2006 (Date of Inception) through February 28, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through February 28, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2. PROPERTY AND EQUIPMENT

As of February 28, 2007 the Company does not own any property and/or equipment.

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

4. RELATED PARTY TRANSACTIONS

As at February 28, 2007 $832 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of February 28, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of February 28, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of February 28, 2007 the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $3,925 and $12,170 for the three and nine month periods ended February 28, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception through February 28, 2007 was $17,709.

In their report on our audited financial statements as at May 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2007 was $23,223. In order to satisfy our cash requirements we were required to complete our offering of 3,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on August 7, 2006. As of September 15, 2006 the offering was completed for total proceeds to the company of $30,000 (3,000,000 shares at $0.01).

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

A two-phase exploration program to evaluate the area is considered appropriate and is recommended. Phase 1 will consist of a comprehensive soil survey of the claim area. This work will be accompanied by conventional prospecting. The property would be adequately covered by about 8 line km of survey work with lines run on a bearing of 030(Degree) at 200 metre intervals and controlled using both chain and compass and GPS equipment. Samples will be taken at 25 metre intervals and all sample stations will be flagged and numbered.

Provision has been made for a second phase of exploration contingent upon Phase 1 results. Although a decision on the precise nature of this work or allocation of the various tasks is not yet possible, it may be expected to include geophysical surveys (EM and magnetic) and detailed geological mapping, trenching and rock sampling. If a target for more detailed work is identified, a diamond drilling program would constitute a third phase.

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
                                                                                          ======

The above program costs are management's estimates based upon the recommendations of the professional geologist and the actual project costs may exceed our estimates.

Phase 1 of the exploration program on the claim is expected to take 7 to 14 days to complete. We anticipate hiring Mr. Tim Sadlier-Brown, P. Geo, to conduct our planned exploration program. On September 26, 2006 Mr. Sadlier-Brown visited the RET claim area to evaluate access to the claim for the initial program of field work. He has made recommendations for setting up a camp from which the sampling, prospecting and geophysical work could be conveniently conducted. We anticipated beginning the first phase of exploration in late January or early February 2007, but snow in the area has forced us to postpone the work program until weather permits and the snow cover has melted, possibly late April or May 2007.

The RET Claim is assigned Tenure Number 532620 and is recorded in the name of Sean Miller Mitchell of Vancouver, B.C. The date of record is April 19th 2006 and the claim is in good standing to April 20th 2007. On March 6, 2007 Sean Miller Mitchell renewed the RET Claim and it is in good standing through till April 19, 2008. As the Company is not registered in British Columbia the claim is held in trust for the Company by Mr. Mitchell, a Canadian citizen.

Following phase one of the exploration programs, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately 30 days to complete.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in late summer 2007. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135736.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through February 28, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

April 10, 2007                        MattMar Minerals Inc., Registrant


                                      By: /s/ Sean Mitchell
                                          --------------------------------------
                                          Sean Mitchell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

April 10, 2007                        MattMar Minerals Inc., Registrant


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