Form 10KSB
period 2007-05-31
MATTMAR MINERALS INC
filed 2007-08-24
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2007

                        Commission File Number 333-135736


                              MATTMAR MINERALS INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                   1000                         20-4718599
(State or Other Jurisdiction of        (Primary Standard Industrial          (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)         Identification No.)

                           #208-828 Harbourside Drive
                      North Vancouver, BC, Canada, V7P 3R9
                             Telephone 604 696-2026
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended May 31, 2007 the company had no revenue.

As of May 31, 2007, the registrant had 13,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
Item 2.  Description of Property                                            14
Item 3.  Legal Proceedings                                                  15
Item 4.  Submission of Matters to a Vote of Securities Holders              15

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities              16
Item 6.  Management's Discussion and Analysis or Plan of Operation          18
Item 7.  Financial Statements                                               22
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               34
Item 8A. Controls and Procedures                                            34

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       34
Item 10. Executive Compensation                                             36
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                        37
Item 12. Certain Relationships and Related Transactions                     37
Item 13. Exhibits                                                           38
Item 14. Principal Accountant Fees and Services                             38

Signatures                                                                  39

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

                             DESCRIPTION OF BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion for Mattmar Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, copper and other minerals. The RET Mineral Claim, consisting of 637 acres, is the only claim currently in the company's portfolio. There is the possibility that the RET Mineral Claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                            GLOSSARY OF MINING TERMS

"Adit"                 An opening driven horizontally into the side of a
                       mountain or hill for providing access to a mineral
                       deposit.
"Agglomerate"          A breccia composed of largely or entirely of fragments of
                       volcanic rock.
"Anomalous"            A departure from the norm which may indicate the presence
                       of mineralization
"Argillite"            A metamorphic rock, intermediate between shale and slate,
                       that does not possess true slate cleavage
"Basalt"               An extrusive volcanic rock
"BCDM"                 British Columbia Department of Mines
"Breccia"              A rock in which angular fragments are surrounded by a
                       mass of fine-grained minerals
"Chalcopyrite"         A sulphide mineral of copper and iron; the most important
                       ore mineral in copper
"Chert"                A variety of silica that contains microcrystalline quartz
"Chlorite"             A dark green, soft, flaky mineral similar to mica; it is
                       common as an alteration or metamorphic mineral
"Clastic Rock"         A sedimentary rock composed principally of fragments
                       derived from pre-existing rocks and transported
                       mechanically to their place of deposition
"Copper" or "Cu"       A reddish or salmon-pink isometric mineral, the native
                       metallic element of copper. It is ductile and malleable,
                       a good conductor of heat and electricity, usually dull
                       and tarnished
"Diamond drill"        A rotary type of rock drill that cuts a core of rock that
                       is recovered in long cylindrical sections

"Diorite"              An intrusive igneous rock composed chiefly of sodic
                       plagioclase, hornblende, biotite or pyroxene
"Epidote"              A common crystallized calcium, aluminum, iron mineral
"Fault"                A fracture dividing a rock into two sections that have
                       visibly moved relative to each other
"Feldspars"            silicate minerals which occur in igneous rocks -
                       plagioclase contains calcium and sodium
"Flows"                Volcanic rock formed from lava that flowed out onto the
                       earth's surface
"Galena"               A lead sulphide - the most common ore mineral of lead
"Geological mapping"   The process of observing and measuring geological
                       features in a given area and plotting these features, to
                       scale, onto a map
"Geophysical survey"   A method of exploration that measures the physical
                       properties of rock formations including magnetism,
                       specific gravity, electrical conductivity and resistance
"Gold" or "Au"         A heavy, soft, yellow, ductile, malleable, metallic
                       element. Gold is a critical element in computer and
                       communications technologies
"Granodiorite"         Igenous rock, less felsic than granite, typically light
                       in color; rough plutonic equivalent of dacite
"Isolated Rafts"       Literally small bodies of a rock unit that "sit" on top
                       of a different rock
"Jurassic"             Epoch in Earth history from about 135 million to 190
                       million years ago Also refers to the rocks and sediment
                       deposited in that epoch
"Lead" or "Pb"         Heavy, easily fusible soft malleable base metal of dull
                       pale bluish-grey colour
"Limestones"           A sedimentary rock composed primarily of calcium
                       carbonate
"Mafic"                Class of rock which crystallizes from silicate minerals
                       at relatively high temperatures. It is also sometimes
                       called basalt
"Marble"               A metamorphic rock derived from the re-crystallization of
                       limestone by the application of heat and pressure
"Massive sulphide
mineralization"        Mineralization that contains a variety of different
                       sulphide minerals - usually includes - sphalerite,
                       chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"          A rock that has undergone chemical or structural changes
                       (heat, pressure, or a chemical reaction) that causes
                       changes to its original state - High-grade metamorphic is
                       a large amount of change
"Mineral claim"        A portion of land held either by a prospector or a mining
                       company, in British Columbia each claim is 500m x 500m
                       (1,640 ft2)
"MINFILE"              A government data base detailing mineral occurrences in
                       BC
"Monzonite"            A felsic igneous rock usually light colored with > 20%
                       quartz content
"Ore"                  A mixture of mineralized rock from which at least one of
                       the metals can be extracted at a profit

"Permian"              Epoch in earths history about 290-248 million years ago
"Pillow"               Basalts erupting under water form pillows, mounds of
                       elongated lava formed by the repeated oozing and
                       hardening of the hot basalt
"Precious metal"       Any of several metals, including gold and platinum, that
                       have high economic value - metals that are often used to
                       make coins or jewelry
"Pyrite"               A yellow iron sulphide mineral - sometimes referred to as
                       "fools gold"
"Pyrrhotite"           A bronze colored, magnetic iron sulphide mineral
"Quartz"               Common rock forming mineral consisting of silicon and
                       oxygen
"Schists"              A coarse-grained, strongly foliated metamorphic rock that
                       develops from phyllite and splits easily into flat,
                       parallel slabs
"Sedimentary rocks"    Secondary rocks formed from material derived from other
                       rocks and laid down underwater.
"Sericite"             A term for a fine-grained white mica, mainly Muscovite or
                       Paragonite
"Shale"                A sedimentary rock composed of fine sediment particles -
                       tend to be red, brown, black, or gray, and usually
                       originate in relatively still waters
"Silver" or "Ag"       A white metallic element that is ductile, very malleable
                       and capable of a high polish. This precious metal has
                       major industrial applications in photography, x-rays,
                       electronics and electrical contacts, batteries, brazing
                       alloys, catalysts, mirrors, jewelry and sterlingware
"Soil sampling"        The collecting of samples of soil, usually 2 pounds per
                       sample, from soil thought to be covering mineralized
                       rock. The samples are submitted to a laboratory that will
                       analyze them for mineral content
"Sphalerite"           A zinc sulphide mineral; the most common ore mineral of
                       zinc
"Stockwork"            A complex system of structurally controlled or randomly
                       oriented veins, also referred to as stringer zones
"Trenching"            The digging of long, narrow excavation through soil, or
                       rock, to expose mineralization
"Tuff"                 Rock composed of fine volcanic ash
"Vein"                 A crack in the rock that has been filled by minerals that
                       have traveled upwards from a deeper source
"Volcanic rocks"       Igneous rocks formed from magma that has flowed out or
                       has been violently ejected from a volcano
"Zinc" or "Zn"         A white metallic element

GENERAL INFORMATION

The one property in the Company's portfolio, on which the net proceeds of our completed offering will be spent, is the RET Mineral Claim, consisting of 258 hectares (637 acres), included within 15 Mineral Title Grid Units. The Claim has been recorded online as per B.C. Regulations and is recorded in the name of Sean Miller Mitchell of Vancouver, B.C.

The Claim lies on an East-facing lower slope west of the Lillooet River, about
4.5 km (2.8 mi) northwest of the village of Skookumchuck, 32 km (22 mi) northwest of Harrison Lake and 73 km (45 mi) by road southeast of Pemberton. Access from the Vancouver area is north via Highway 99 to Pemberton then southeast along the Lillooet River road (west side) to Chief Paul Creek. A poorly maintained logging road leads West from here up the slope to the vicinity of south part of the property. The terrain in the general area is rugged, locally precipitous, and ranges in elevation from about 300 to 800 meters (990 to 2,640 feet) above sea level. Bedrock exposures are common: soil cover generally consists of poorly developed regolith (a layer of loose, dissimilar material covering solid rock) occurring mainly on lower more gentle slopes and in the valleys. The area is generally mantled in both old growth and second growth evergreen forest.

At the current time the property is without known reserves and the proposed program is exploratory in nature. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property.

Water required for exploration and development of the claim is available from streams and creeks that flow year round.

A two-phase exploration program to evaluate the area is considered appropriate and is recommended by our consulting geologist. In the past, soil geochemical surveys have proved both successful and cost-effective in identifying mineral occurrences in the area - including both the silver breccia zone and the auriferous shear zone south of the RET Claim. Accordingly, Phase 1 would consist of a comprehensive soil survey of the claim area. This work would be accompanied by conventional prospecting. The property would be adequately covered by about 8 line km (5 mi) of survey work with lines run on a bearing of 030(Degree) at 200 metre (220 yd) intervals and controlled using both chain and compass and GPS equipment. Samples would be taken at 25 metre (27 yd) intervals and all sample stations would be flagged and numbered.

Provision will be made for a second phase of exploration contingent upon Phase 1 results. Although a decision on the precise nature of this work or allocation of the various tasks is not yet possible, it may be expected to include geophysical surveys (EM and magnetic) and detailed geological mapping, trenching and rock sampling. If a target for more detailed work is identified, a diamond drilling program would constitute a third phase.

An estimate of the cost of the proposed program is $15,000 for the initial phase of exploration work and $75,000 for a contingent second phase. We plan to commence Phase 1 of the exploration program in late August or early September 2007.

The discussions contained herein are management's estimates. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

ACQUISITION OF THE RET MINERAL CLAIM

The RET Claim is assigned Tenure Number 532620 and is recorded in the name of Sean Miller Mitchell of Vancouver, B.C. The date of record is April 19th 2006 and the claim is in good standing to April 19h 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president and director, Sean Mitchell, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the Company by Mr. Mitchell, a Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Claim lies on an east-facing lower slope west of the Lillooet River, about
4.5 km (2.8 mi) northwest of the village of Skookumchuck, 32 km (22 mi) northwest of Harrison Lake and 73 km (45 mi) by road southeast of Pemberton. Access from the Vancouver area is north via Highway 99 to Pemberton then southeast along the Lillooet River road (west side) to Chief Paul Creek. A poorly maintained logging road leads west from here up the slope to the vicinity of south part of the property. The terrain in the general area is rugged, locally precipitous, and ranges in elevation from about 300 to 800 meters (990 to 2,640 feet) above sea level. Bedrock exposures are common: soil cover generally consists of poorly developed regolith (a layer of loose, dissimilar material covering solid rock) occurring mainly on lower more gentle slopes and in the valleys. The area is generally mantled in both old growth and second growth evergreen forest.

The climate in the area of interest is temperate: the maximum daily summer temperatures occur in July and reach about 78 degrees and minimum daily winter temperatures are about 23 degrees in January. Annual precipitation is about 12 inches of rain per year and about 12 to 14 inches of snow which falls mainly in December and January. Winter access can be temporarily disrupted by snow but snow removal equipment is locally available as there are several native villages and logging camps in the vicinity that require regular road service. The area is traversed by several streams.

Pemberton, located 45 miles from the Claim, is a fully-serviced community of some 3,000 people and through which the BC Rail mainline runs. Amenities in Pemberton and the surrounding area include police, hospitals, groceries, fuel, hardware and other necessary items. Drilling companies are present in the area and assay facilities are located in Vancouver.

PHYSIOGRAPHY

The terrain in the general area is rugged, locally precipitous, and ranges in elevation from about 300 to 800 meters (990 to 2,640 feet) above sea level. Bedrock exposures are common: soil cover generally consists of poorly developed regolith (a layer of loose, dissimilar material covering solid rock) occurring mainly on lower more gentle slopes and in the valleys. The area is generally mantled in both old growth and second growth evergreen forest.

HISTORY

The area was first prospected during the late 1800s at which time gold discoveries were made at Fire Mountain about 12 km southeast of the Ret Claim and at the Mayflower Mine, now covered by the claim adjoining just south of the Ret property. A limited amount of mining and milling was carried out in both areas during the early 1900s.

Workings at the Mayflower Mine include several hundred feet of tunneling in an auriferous quartz vein associated with mineralized rhyolite breccia. Reported grades are on the order of $5/ton (Cairnes 1927). A 2-stamp mill was constructed and operated for a time by Mayflower Mining and Milling Co. A small but unknown tonnage of gold-bearing quartz was mined and processed but the venture was terminated after a few years. In 1929 the prospect was re-staked as the Dandy Claim but little if any work was done at that time. The claim subsequently lapsed and the property appears to have lain idle until the 1970s when it was again re-staked as the Moneymaker Claim by Mr. G. Nagy, a local prospector. Optionees carried out some exploration work but, upon expiration of the option, the claims were again allowed to revert to the crown. In 1981 the Easy and Jo claims were staked by Hillside Energy Corp. and Lacana Gold Corp. respectively.

Geochemical surveys and conventional prospecting during the 1980s identified an extensive silver geochemical anomaly on the Easy Claim about 2km southeast of the RET Claim. In 1988, a soil geochemical survey also identified an intense gold anomaly, also on the Easy Claim, now covered by Claim 520281 which adjoins south of the RET Claim. Both the silver and gold targets were subjected to a very limited amount of follow-up drilling but with inconclusive results. Subsequent corporate restructuring and resulting ownership changes engendered financing issues and no additional work has been carried out in the area to date.

Previous work completed in the area is helpful as it provides some indication as to the type, grades and location of minerals present in the area, though there is no guarantee the previous work will result in any exploitable mineral deposits on our claim.

REGIONAL GEOLOGY

The RET property lies within the southeast margin of the Coast Belt of British Columbia, a geological terrain characterized Mesozoic volcanic and sedimentary rocks with a complex history of deformation, metamorphism and igneous activity. The layered rocks in the area of interest comprise the Gambier Assemblage, a Cretaceous sequence that includes the predominantly sedimentary Peninsula Formation (KP) and the overlying and predominantly volcanic Brokenback Hill Formation (KBH). These rocks correlate with a similar succession lying west of Harrison Lake and which has been described as the Harrison Lake Formation and Fire Lake Sequence.

The sedimentary and volcanic rocks have been subjected to intense folding and faulting along a northwest axis and are intruded both to the east and west by Mesozoic and Tertiary diorite and granodiorite plutons. As a result, they essentially comprise a roof pendant within the Coast Plutonic Complex. The oldest tectonic activity consists of the northwest-striking folding and transcurrent faulting and southwest directed thrust faulting. The region is also dissected by a much younger system of northeast-striking dextral and oblique faults downdropped to the northwest. These faults are considered to be Tertiary in age but may be younger. They tend to offset the more northerly Gambier strata and structures within them to the northeast and also appear to provide the permeability for a number of hot springs in the region.

PROPERTY GEOLOGY AND MINERALIZATION

The claim area is underlain by the rocks of the lower Cretaceous Brokenback Hill Formation (KBH), a subaqueous volcanic succession of intermediate composition including dacitic and andesitic flows and tuffs with minor amounts of rhyolite and basalt. The volcanic rocks are variably altered to chlorite and steatite schists, locally intruded by porphyritic diorite dykes and cut by numerous quartz, quartz calcite and sulphide viens. In the area south of the RET Claim, where the bulk of the past exploration has been concentrated, these rocks have been found to host two styles of gold, silver and base metal mineralization: 1) a breccia zone containing silver and base metals as breccia fillings in a coarse heterogenic volcanic and metamorphic breccia and 2) a mineralized shear zone containing base metal sulphides and native gold. No mineral deposits are currently known to occur on the RET Claim but its proximity to these partially explored precious and base metal prospects makes it an attractive exploration target

The silver-bearing breccias observed south of the RET property appear to occur in the lower part of the Brokenback Hill sequence above its contact with the underlying Peninsula Formation. The origin of the breccia is not clear but it could be either a product of post-depositional tectonism or volcanic activity. Epigenetic pyrite, pyrrhotite, sphalerite and argentiferous galena occur as fillings between the mainly coarse breccia fragments.

About 200 metres north of the breccia zones and about 2.5 km south of the RET Claim boundary is a shear zone cutting a sequence of dacitic and andesitic flows and tuffs and minor intercalated argillite. The zone strikes at 140(Degree), dips easterly at between 70 and 75(Degree) and is mineralized with disseminated and massive pyrite, minor galena, sphalerite and chalcopyrite and is locally weakly silicified. Gold values from within the zone vary from negligible to 5.39 gm/mt (0.157 oz/t). Weathering is intense and surface exposures are characterized by abundant limonite and black, earthy manganese oxides. A sample of this material assayed 13.63 gm/mt (0.39 oz/t). Fine angular free gold can also be panned from exposed parts of the shear zone.

The geology of the RET Claim area is essentially a northwesterly extension of the lithologies and structures found on the adjoining property. The strike of the mineralized shear is such that, if it persists toward the northwest, it would traverse the RET Claim.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of gold, copper and other minerals. Therefore, we will likely be able to sell any gold, copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we may need to conduct phase 2 of the exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to any mechanized trenching or diamond drilling, a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $2,500 for the geology report.

NUMBER OF EMPLOYEES

Our only employee is our sole officer, Sean Mitchell. Mr. Mitchell currently devotes 10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form

10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the RET Mineral Claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 18, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the RET Mineral Claim and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR MATTMAR MINERALS WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, copper or other minerals. We have a geological report detailing previous exploration in the area and the claim has been staked. However; there is the possibility that the previous work was not carried out properly and the RET Mineral Claim does not contain any reserves, resulting in any funds spent by us on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE RET MINERAL CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the estimated claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract these minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. Annual precipitation is approximately 12 inches of rain per year and about 14 to 16 inches of snow which falls mainly in December and January. Winter access can be temporarily disrupted by snow but snow removal equipment is locally available as there are several native villages and logging camps in the vicinity that require regular road service. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phases, if we identify exploitable minerals and proceed to drilling operations, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Sean Mitchell, the president and a director of the company, currently devotes approximately 10 hours per week providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2 - DESCRIPTION OF PROPERTY

We currently utilize shared office space at #208-828 Harbourside Drive, North Vancouver, BC Canada V7P 3R9. The rental fees for the office space are $25 on a month to month basis. The corporate records are stored at the home office of our president at 2986 W. 30th Avenue, Vancouver BC V6L 1Z4. We intend to use these shares office facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended May 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "MTTM". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 10,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 10,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of May 31, 2007, we have 13,000,000 Shares of $0.001 par value common stock issued and outstanding held by 23 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, Inc. - 2939 N 67th Place Scottsdale, Arizona 85251.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have generated no revenue since inception and have incurred $21,704 in expenses through May 31, 2007.

The following table provides selected financial data about our company for the years ended May 31, 2007 and 2006.

     Balance Sheet Data:           5/31/07         5/31/06
     -------------------           -------         -------

     Cash                          $20,713         $10,000
     Total assets                  $20,713         $10,000
     Total liabilities             $ 2,417         $ 5,539
     Shareholders' equity          $18,296         $ 4,461

Cash provided by financing activities from inception was $40,000, resulting from the sale of $10,000 of our common stock to our director and $30,000 in an initial public offering, which was completed on September 15, 2006.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on August 7, 2006. We completed our offering of 3,000,000 common shares on September 15, 2006. Our budget is based on operations which were completely funded by the $30,000 raised through our offering. We currently have $20,713 in cash.

We incurred operating expenses of $16,165 and $5,539 for the years ended May 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended May 31, 2007 and 2006 was $16,165 and $5,539 respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

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

An estimate of the cost of the proposed program is $15,000 for the initial phase of exploration work and $75,000 for a contingent second phase.

COST PROPOSAL

     PHASE I
     Soil sampling survey and prospecting: ~ 8.5 line km                          4,200
     Geochemical analyses: 34 element ICP + Au FA & AA; ~330 samples @ $21        7,000
     Data evaluation, interpretation and report preparation                       2,400
     Contingency allowance                                                        1,400
                                                                                -------
          Sub-total                                                              15,000       15,000
     PHASE II
     Provision for geophysical surveys                                           20,000
     Provision for geological mapping, trenching & rock sampling and assays      40,000
     Data evaluation, interpretation and report preparation                      15,000
                                                                                -------
          Sub-total                                                              75,000       75,000
          GRAND TOTAL                                                                         90,000

The above program costs are management's estimates based upon the recommendations of the professional geologist and the actual project costs may exceed our estimates.

We have engaged Mr. Tim Sadlier-Brown, P. Geo, to conduct our planned Phase I exploration program. On September 26, 2006 Mr. Sadlier-Brown visited the RET claim area to evaluate access to the claim for the initial program of field work. He has made recommendations for setting up a camp from which the sampling, prospecting and geophysical work could be conveniently conducted. We anticipated beginning the first phase of exploration in late January or early February 2007, but severe snow in the area forced us to postpone the Phase 1 program until weather permitted and the snow cover had melted. Mr. Sadlier-Brown anticipates that the Phase I program will commence in the late August or early September 2007 and it is expected to take approximately14 days to complete.

Following phase one of the exploration programs, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately 30 days to complete.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in late Fall 2007 or Spring 2008. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended May 31, 2007 immediately follow.

                              MATTMAR MINERALS INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                                  MAY 31, 2007

                              Expressed in US Funds

                                     Audited

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Mattmar Minerals, Inc.
(A Development Stage Company)
Vancouver, BC

We have audited the accompanying balance sheets of Mattmar Minerals, Inc. (A Developmental Stage Company) as of May 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2007 and 2006 and for the period from April 18, 2006(Inception) through May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended May 31, 2007 and May 31, 2006, and for the period from April 18, 2006 (Inception) through May 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
-----------------------------------------
De Joya Griffith & Company, LLC
August 23, 2007
Henderson, Nevada

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                   May 31, 2007       May 31 2006
                                                                   ------------       -----------
                                                                    (Audited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Total Current Assets                                               $ 20,713           $ 10,000
                                                                     --------           --------

TOTAL ASSETS                                                         $ 20,713           $ 10,000
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  2,417           $  4,787
  Note Payable to Director                                                 --                752
                                                                     --------           --------

TOTAL CURRENT LIABILITIES                                               2,417              5,539
                                                                     --------           --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
  COMMON STOCK
    75,000,000 authorized shares, par value $0.001
    13,000,000 and 10,000,000 shares issued and outstanding            13,000             10,000
  Additional paid in capital                                           27,000
  Deficit accumulated during the exploration stage                    (21,704)            (5,539)
                                                                     --------           --------

TOTAL STOCKHOLDERS' EQUITY                                             18,296              4,461
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 20,713           $ 10,000
                                                                     ========           ========


                 See accompanying notes to financial statements

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                      Period from
                                                                                     April 18, 2006
                                                           Year Ended                  (Date of
                                                -------------------------------      inception) to
                                                May 31, 2007       May 31, 2006       May 31, 2007
                                                ------------       ------------       ------------
                                                 (Audited)           (Audited)          (Audited)
REVENUES
  Revenues                                                --                 --                 --
                                                ------------       ------------       ------------
Total Revenues                                            --                 --                 --
                                                ------------       ------------       ------------

EXPENSES
  Operating Expenses
  Exploration                                   $      1,314       $      2,612       $      3,926
  Office and general                                     436                727              1,163
  Professional fees                                   11,185              2,200             13,385
  Regulatory and filing fees                           3,230                 --              3,230
                                                ------------       ------------       ------------
      Total Expenses                                 (16,165)            (5,539)           (21,704)
                                                ------------       ------------       ------------

NET LOSS FROM OPERATIONS                        $    (16,165)      $     (5,539)      $    (21,704)
                                                ============       ============       ============

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                 --                 --
  Net Income (Loss) for the period              $    (16,165)      $     (5,539)      $    (21,704)
BASIC AND DILUTED EARNINGS PER COMMON SHARE     $     (0.001)      $     (0.001)      $     (0.001)
                                                ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN PER SHARE CALCULATIONS                   12,095,890         10,000,000         11,884,236
                                                ============       ============       ============

                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
         For the period from April 18, 2006 (inception) to May 31, 2007
                        (Audited-Stated in U.S. Dollars)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                    Additional   During the
                                                                Common Shares        Paid in     Development
                                                            Number       Amount      Capital        Stage        Total
                                                            ------       ------      -------        -----        -----
Balance, April 18, 2006                                           --    $     --     $    --      $     --     $     --

Issued for cash at $0.001 per share-April 20, 2006        10,000,000      10,000          --            --       10,000

Net loss                                                          --          --          --        (5,539)      (5,539)
                                                         -----------    --------     -------      --------     --------
Balance, May 31, 2006                                     10,000,000      10,000          --        (5,539)       4,461
                                                         -----------    --------     -------      --------     --------
Issued for cash at $0.01 per share-September 18, 2006      3,000,000       3,000      27,000            --       30,000

Net loss                                                          --          --          --       (16,165)     (16,165)
                                                         -----------    --------     -------      --------     --------
Balance, May 31, 2007                                     13,000,000    $ 13,000     $27,000      $(21,704)    $ 18,296
                                                         ===========    ========     =======      ========     ========

                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash flows
                            (Stated in U.S. Dollars)

                                                                                      Period from
                                                                                     April 18, 2006
                                                           Year Ended                  (Date of
                                                -------------------------------      inception) to
                                                May 31, 2007       May 31, 2006       May 31, 2007
                                                ------------       ------------       ------------
                                                 (Audited)           (Audited)          (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                     $(16,165)           $ (5,539)          $(21,704)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in non-cash working capital items
    Accounts payable and accrued liabilities       (3,122)              5,539              2,417
                                                 --------            --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES       (19,287)                 --            (19,287)
                                                 --------            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                   --                  --                 --
                                                 --------            --------           --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
                                                 --------            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                 30,000              10,000             40,000
                                                 --------            --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES           30,000              10,000             40,000
                                                 --------            --------           --------

INCREASE IN CASH                                   10,713              10,000             20,713

CASH, BEGINNING OF THE PERIOD                      10,000                  --                 --
                                                 --------            --------           --------

CASH, END OF THE PERIOD                          $ 20,713            $ 10,000           $ 20,713
                                                 ========            ========           ========


                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007
                                    (Audited)
--------------------------------------------------------------------------------

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

GOING CONCERN - The Company incurred net losses of approximately $21,704 from the period of April 18, 2006 (Date of Inception) through May 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

2. PROPERTY AND EQUIPMENT

As of May 31, 2007 the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 10,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 3,000,000 shares of the Company's common stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.01 per share for total proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

As at May 31, 2007 $2,417 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of May 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of May 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of May 31, 2007 the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2007, the Company had net operating loss carryforwards of approximately $21,700 which expire in varying amounts between 2026 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $9,485 and $2,421 at May 31, 2007 and 2006, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $7,064 in the year ended May 31, 2007.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                   As of May 31,   As of May 31,
                                                       2007            2006
                                                     -------         -------
Deferred tax assets:
  Net operating loss carryforwards                   $ 9,485         $ 2,421
                                                     -------         -------
      Total deferred tax assets                        9,485           2,421
                                                     -------         -------

Net deferred tax assets before valuation allowance     9,485           2,421
Less: Valuation allowance                             (9,485)         (2,421)
                                                     -------         -------
Net deferred tax assets                                   --              --
                                                     =======         =======

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                   As of May 31,   As of May 31,
                                                       2007            2006
                                                     -------         -------
Statutory federal income tax                          (35.0%)         (35.0%)
Statutory state income tax                             (8.7%)          (8.7%)
                                                     ------          ------
Change in valuation allowance on deferred
 tax assets                                            43.7%           43.7%
                                                     ======          ======

8. COMMITMENTS AND CONTINGENCIES

Except as otherwise disclosed in the financial statements, the Company is not aware of any other commitments and contingencies as at May 31, 2007 and to date.

9. SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to May 31, 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The sole director and officer of Mattmar Minerals, Inc., whose one year terms will expire on 05/01/08, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------
Sean Mitchell            40      President,         4/18/06           05/01/08
2986 W. 30th Avenue              Secretary,
Vancouver, BC                    Treasurer,
Canada V6L 1Z4                   CFO, CEO &
                                 Director

The foregoing person is a promoter of Mattmar Minerals, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Mitchell currently devotes 10 hours per week to company matters. Mr. Mitchell intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Resume

SEAN MITCHELL - Sean has been our President, Secretary, Treasurer and sole Director since inception. Since graduating from the University of British Columbia in 1989 with a Bachelor of Commerce Degree (Finance Major), Sean has developed extensive experience in a diverse range of business developments, including commercial real estate salesman for Royal Lepage Commercial Inc. from January 1995 to December 1996. Royal Lepage Commercial Inc. was a real estate brokerage firm with offices across Canada and a focus on commercial real estate sales and leasing. From March 1997 to December 1999 he was an Associate with The Pacific Rim Group dealing with merchant banking and enterprise development services within the private and public markets. The Pacific Rim Group had offices in Vancouver, Canada and Hong Kong and was a financial services organization focused on assisting private and public entities. From November 2001 to July 2003, he worked for Leone International Marketing Inc., with a focus on their A-Wear clothing collection. Responsibilities included working with clothing factories, merchandising personnel, assisting with logistics (shipping, receiving and accounts payable), assisting merchandise buyers and assisting marketing executives. From May 2002 to October 2006, Sean was an officer of FII International Inc., a publicly-traded Nevada corporation; and from April 2006 Sean has been an officer and director Yellow Hill Energy Inc., a Nevada corporation and reporting issuer.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one director and officer, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised solely of Mr. Sean Mitchell.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Sean
Mitchell        2007     0          0          0           0          0              0            0          0
CEO,
President,
Director        2006     0          0          0           0          0              0            0          0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                       Option Awards                                                        Stock Awards
                                                                                                                      Equity
                                                                                                                     Incentive
                                                                                                         Equity        Plan
                                                                                                        Incentive     Awards:
                                                                                                          Plan       Market or
                                                                                                         Awards:      Payout
                                           Equity                                                       Number of    Value of
                                          Incentive                             Number                  Unearned     Unearned
                                         Plan Awards;                             of         Market      Shares,      Shares,
           Number of       Number of      Number of                             Shares      Value of    Units or     Units or
          Securities      Securities     Securities                            or Units    Shares or     Other         Other
          Underlying      Underlying     Underlying                            of Stock     Units of     Rights       Rights
          Unexercised     Unexercised    Unexercised   Option       Option       That      Stock That     That         That
          Options (#)     Options (#)     Unearned     Exercise   Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable    Unexercisable   Options (#)    Price        Date      Vested(#)     Vested      Vested       Vested
----      -----------    -------------   -----------    -----        ----      ---------     ------      ------       ------
Sean
Mitchell       0               0              0           0            0           0            0           0           0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Sean Mitchell        0          0          0             0               0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Mattmar Minerals voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name and Address                    No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership
     -------------------                 ------           ------------
     Sean Mitchell                     10,000,000              77%

     All Officers and
     Directors as a Group              10,000,000              77%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Mitchell was not paid for any underwriting services that he performed on our behalf with respect to our recent offering. As at May 31, 2007 $2,417 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.
He will not receive any interest on these funds.

On April 19, 2006, a total of 10,000,000 shares of Common Stock were issued to Mr. Mitchell in exchange for $10,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on July 13, 2006 under File Number 333-135736.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2007, the total fees charged to the company for audit services were $0 for audit-related services were $0, for tax services were $Nil and for other services were $6,000.

For the year ended May 31, 2006, the total fees charged to the company for audit services were $0, for audit-related services were $0, for tax services were $0 and for other services were $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 23, 2007                     Mattmar Minerals Inc., Registrant


                                        /s/ Sean Mitchell
                                        -----------------------------------
                                    By: Sean Mitchell, President, CEO,
                                        Secretary, Treasurer, CFO,
                                        Principal Accounting Officer and
                                        Sole Director