Form 10QSB
period 2007-08-31
MATTMAR MINERALS INC
filed 2007-10-10
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007

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

There were 13,000,000 shares of Common Stock outstanding as of August 31, 2007.

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                 August 31, 2007      May 31 2007
                                                                 ---------------      -----------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Total Current Assets                                              $ 13,103           $ 20,713
                                                                    --------           --------

TOTAL ASSETS                                                        $ 13,103           $ 20,713
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  2,417           $  2,417
                                                                    --------           --------

TOTAL CURRENT LIABILITIES                                              2,417              2,417
                                                                    --------           --------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY

COMMON STOCK
  75,000,000 authorized shares, par value $0.001
  13,000,000 shares issued and outstanding                            13,000             13,000
  Additional paid in capital                                          27,000             27,000
  Deficit accumulated during the exploration stage                   (29,314)           (21,704)
                                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            10,686             18,296
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 13,103           $ 20,713
                                                                    ========           ========


                 See accompanying notes to financial statements

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                                Period from
                                                                                               April 18, 2006
                                                                                                  (Date of
                                                 Three Months Ended    Three Months Ended       inception) to
                                                   August 31, 2007       August 31, 2006       August 31, 2007
                                                   ---------------       ---------------       ---------------
                                                     (Unaudited)           (Unaudited)
REVENUES
  Revenues                                                    --                    --                    --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --
                                                     -----------           -----------           -----------
EXPENSES
  Operating Expenses
  Exploration                                        $     5,000           $        --           $     8,926
  Office and general                                          --                   252                 1,163
  Professional fees                                        2,150                 3,250                15,535
  Regulatory and filing fees                                 460                 1,438                 3,690
                                                     -----------           -----------           -----------
      Total Expenses                                      (7,610)               (4,940)              (29,314)
                                                     -----------           -----------           -----------
NET LOSS FROM OPERATIONS                             $    (7,610)          $    (4,940)          $   (29,314)
                                                     ===========           ===========           ===========
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --
  Net Income (Loss) for the period                   $    (7,610)          $    (4,940)          $   (29,314)

BASIC AND DILUTED EARNINGS PER COMMON SHARE          $    (0.001)          $    (0.001)          $    (0.001)
                                                     ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN PER SHARE CALCULATIONS                       13,000,000            10,000,000            12,090,361
                                                     ===========           ===========           ===========


                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from April 18, 2006 (inception) to August 31, 2007
                            (Stated in U.S. Dollars)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional    During the
                                                               Common Shares        Paid in     Development
                                                           Number        Amount     Capital        Stage        Total
                                                           ------        ------     -------        -----        -----
Balance, April 18, 2006                                          --      $    --    $    --      $     --     $     --

Issued for cash at $0.001 per share-April 20, 2006       10,000,000       10,000         --            --       10,000

Net loss                                                         --           --         --        (5,539)      (5,539)
                                                         ----------      -------    -------      --------     --------

Balance, May 31, 2006 (audited)                          10,000,000       10,000         --        (5,539)       4,461
                                                         ----------      -------    -------      --------     --------

Issued for cash at $0.01 per share-September 18, 2006     3,000,000        3,000     27,000            --       30,000

Net loss                                                         --           --         --       (16,165)     (16,165)
                                                         ----------      -------    -------      --------     --------

Balance, May 31, 2007 (audited)                          13,000,000      $13,000    $27,000      $(21,704)    $ 18,296
                                                         ----------      -------    -------      --------     --------

Net loss                                                         --           --         --        (7,610)      (7,610)
                                                         ----------      -------    -------      --------     --------

Balance, August 31, 2007 (unaudited)                     13,000,000      $13,000    $27,000      $(29,314)    $ 10,686
                                                         ==========      =======    =======      ========     ========


                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash flows
                            (Stated in U.S. Dollars)

                                                                                                  Period from
                                                                                                April 18, 2006
                                                    Three Months Ended    Three Months Ended    (inception) to
                                                      August 31, 2007       August 31, 2006     August 31, 2007
                                                      ---------------       ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                             $ (7,610)             $ (4,940)           $(29,314)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in non-cash working capital items
    Accounts payable and accrued liabilities                   --                (4,607)              2,417
                                                         --------              --------            --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                (7,610)               (9,547)            (26,897)
                                                         --------              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES                           --                    --                  --
                                                         --------              --------            --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                       --                    --                  --
                                                         --------              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --                    --              40,000
                                                         --------              --------            --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                       --                    --              40,000
                                                         --------              --------            --------
INCREASE (DECREASE) IN CASH                                (7,610)               (9,547)             13,103

CASH, BEGINNING OF THE PERIOD                              20,713                10,000                  --
                                                         --------              --------            --------

CASH, END OF THE PERIOD                                  $ 13,103              $    453            $ 13,103
                                                         ========              ========            ========


                 See accompanying notes to financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007
                                    (Audited)


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

GOING CONCERN - The Company incurred net losses of approximately $29,314 from the period of April 18, 2006 (Date of Inception) through August 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through August 31, 2007, the Company had no potentially dilutive securities.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will adopt FAS 158 on April 30, 2007. We do not expect the adoption of FAS 158 to have a significant impact on our financial statements.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial statements.

2. PROPERTY AND EQUIPMENT

As of August 31, 2007 the Company does not own any property and/or equipment.

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

4. RELATED PARTY TRANSACTIONS

As at August 31, 2007 and May 31, 2007,$2,417 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of August 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of August 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of August 31, 2007 the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2007, the Company had net operating loss carryforwards of approximately $29,300 which expire in varying amounts between 2027 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

8. COMMITMENTS AND CONTINGENCIES

Except as otherwise disclosed in the financial statements, the Company is not aware of any other commitments and contingencies as at August 31, 2007 and to date.

9. SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to August 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $7,610 and $4,940 for the three months ended August 31, 2007 and August 31, 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and exploration activities.

Our net loss from inception through August 31, 2007 was $29,314.

In their report on our audited financial statements as at May 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2007 was $13,103. Our current liabilities at August 31, 2007 were $2,417.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We have generated no revenue since inception and have incurred $29,314 in expenses through August 31, 2007. Expenses for the three months ended August 31, 2007 and 2006 were $7,610 and $4,940, respectively.

Cash provided by financing activities from inception was $40,000, resulting from the sale of $10,000 of our common stock to our director and $30,000 in an initial public offering, which was completed on September 15, 2006. On December 6, 2006 we received our listing on the Over-the-Counted Bulletin Board under the symbol MTTM.

Our plan of operation for the next three months is to complete the first phase of the exploration program on the RET Mineral Claim consisting of a comprehensive soil survey of the claim area and accompanied by conventional prospecting.

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

We have engaged Mr. Tim Sadlier-Brown, P. Geo, to conduct our planned Phase I exploration program. On September 26, 2006 Mr. Sadlier-Brown visited the RET claim area to evaluate access to the claim for the initial program of field work. He has made recommendations for setting up a camp from which the sampling, prospecting and geophysical work could be conveniently conducted. We anticipated beginning the first phase of exploration in late January or early February 2007, but severe snow in the area forced us to postpone the Phase 1 program until weather permitted and the snow cover had melted. Mr. Sadlier-Brown has coordinated a team of professionals to visit the RET claim and commence the Phase I program. Initial field work has been completed and soil samples have been sent off for analysis. Results of the Phase I exploration program are anticipated by the end of October 2007.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately 30 days to complete.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in Spring 2008. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135736.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through August 31, 2007, the Company had no potentially dilutive securities.

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

October 10, 2007                    MattMar Minerals Inc., Registrant


                                    By: /s/ Sean Mitchell
                                       --------------------------------------
                                       Sean Mitchell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

October 10, 2007                    MattMar Minerals Inc., Registrant


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