Form 10QSB
period 2007-11-30
MATTMAR MINERALS INC
filed 2008-01-11
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2007

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

There were 13,000,000 shares of Common Stock outstanding as of November 30, 2007.

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                  November 30, 2007      May 31 2007
                                                                  -----------------      -----------
                                                                     (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Total Current Assets                                                $  2,732             $ 20,713
                                                                      --------             --------

TOTAL ASSETS                                                          $  2,732             $ 20,713
                                                                      ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $  2,417             $  2,417
                                                                      --------             --------

TOTAL CURRENT LIABILITIES                                                2,417                2,417
                                                                      --------             --------
STOCKHOLDERS' EQUITY
  COMMON STOCK
    75,000,000 authorized shares, par value $0.001
    13,000,000 shares issued and outstanding                            13,000               13,000
  Additional paid in capital                                            27,000               27,000
  Deficit accumulated during the exploration stage                     (39,685)             (21,704)

TOTAL STOCKHOLDERS' EQUITY                                                 315               18,296
                                                                      --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,732             $ 20,713
                                                                      ========             ========


             See accompanying notes to interim financial statements

                              Mattmar Minerals Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Cumulative from
                                              Six Months Ended                Three Months Ended           April 18, 2006
                                                 November 30,                     November 30,         (Date of inception) to
                                         ---------------------------      ---------------------------       November 30,
                                            2007            2006             2007            2006               2007
                                         -----------     -----------      -----------     -----------        -----------
REVENUES
  Revenues                               $        --     $        --      $        --     $        --        $        --
                                         -----------     -----------      -----------     -----------        -----------

Total Revenues                                    --              --               --              --                 --
                                         -----------     -----------      -----------     -----------        -----------
EXPENSES
  Operating Expenses
  Exploration                                 12,391             150            7,391             150             16,317
  Office and general                              --             252               --              --              1,163
  Professional fees                            4,650           5,385            2,500           2,135             18,035
  Regulatory and filing fees                     940           2,458              480           1,020              4,170
                                         -----------     -----------      -----------     -----------        -----------
      Total Expenses                         (17,981)         (8,245)         (10,371)         (3,305)           (39,685)
                                         -----------     -----------      -----------     -----------        -----------

NET LOSS FROM OPERATIONS                     (17,981)         (8,245)         (10,371)         (3,305)           (39,685)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --              --               --              --                 --
                                         -----------     -----------      -----------     -----------        -----------
      Net Loss for the period            $   (17,981)    $    (8,245)     $   (10,371)    $    (3,305)       $   (39,685)
                                         ===========     ===========      ===========     ===========        ===========

BASIC AND DILUTED EARNINGS PER
 COMMON SHARE                            $    (0.001)    $    (0.001)     $    (0.001)    $    (0.001)
                                         ===========     ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATIONS    13,000,000      13,000,000       13,000,000      13,000,000
                                         ===========     ===========      ===========     ===========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from April 18, 2006 (inception) to November 30, 2007
                            (Stated in U.S. Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                   Common Shares       Additional     During the
                                             ---------------------       Paid in      Exploration
                                             Number         Amount       Capital         Stage         Total
                                             ------         ------       -------         -----         -----
Balance, April 18, 2006                            --      $    --       $    --       $     --       $     --

Issued for cash at $0.001 per share -
 April 20, 2006                            10,000,000       10,000            --             --         10,000

Net loss                                           --           --            --         (5,539)        (5,539)
                                           ----------      -------       -------       --------       --------

Balance, May 31, 2006 (audited)            10,000,000       10,000            --         (5,539)         4,461
                                           ----------      -------       -------       --------       --------

Issued for cash at $0.01 per share -
 September 18, 2006                         3,000,000        3,000        27,000             --         30,000

Net loss                                           --           --            --        (16,165)       (16,165)
                                           ----------      -------       -------       --------       --------

Balance, May 31, 2007 (audited)            13,000,000      $13,000       $27,000       $(21,704)      $ 18,296
                                           ----------      -------       -------       --------       --------

Net loss                                           --           --            --        (17,981)       (17,981)
                                           ----------      -------       -------       --------       --------

Balance, November 30, 2007 (unaudited)     13,000,000      $13,000       $27,000       $(39,685)      $    315
                                           ==========      =======       =======       ========       ========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash flows
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                         Period from
                                                    Six Months         Six Months       April 18, 2006
                                                      Ended              Ended          (inception) to
                                                    November 30,       November 30,       November 30,
                                                       2007               2006               2007
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                         $(17,981)          $ (8,245)          $(39,685)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in non-cash working capital items
   accounts payable and accrued liabilities                --              2,000              2,417
                                                     --------           --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES           (17,981)           (10,852)           (37,268)
                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                       --                 --                 --
                                                     --------           --------           --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   --                 --                 --
                                                     --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                         --             30,000             40,000
                                                     --------           --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   --                 --             40,000
                                                     --------           --------           --------

INCREASE (DECREASE) IN CASH                           (17,981)            19,148              2,732

CASH, BEGINNING OF THE PERIOD                          20,713             10,000                 --
                                                     --------           --------           --------

CASH, END OF THE PERIOD                              $  2,732           $ 29,148           $  2,732
                                                     ========           ========           ========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)


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

GOING CONCERN - The Company incurred net losses of approximately $39,685 from the period of April 18, 2006 (Date of Inception) through November 30, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from April 18, 2006 (Date of Inception) through November 30, 2007, the Company had no potentially dilutive securities.

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

3. RELATED PARTY TRANSACTIONS

As at November 30, 2007 and May 31, 2007, $2,417 is owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of November 30 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

4. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of November 30, 2007, the Company had net operating loss carry-forwards of approximately $39,600 which expire in varying amounts between 2027 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $10,371 and $3,305 for the three months ended November 30, 2007 and November 30, 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and exploration activities.

Our net loss from inception through November 30, 2007 was $39,685.

In their report on our audited financial statements as at May 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2007 was $2,732. Our current liabilities at November 30, 2007 were $2,417. We have not yet generated revenues sufficient to sustain business operations in this period and we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We have generated no revenue since inception and have incurred $39,685 in expenses through November 30, 2007. We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

Cash provided by financing activities from inception was $40,000, resulting from the sale of $10,000 of our common stock to our director and $30,000 in an initial public offering, which was completed on September 15, 2006.

Our scheduled Phase I exploration program has been completed on the RET Mineral Claim and the results from this exploration program appear to have not identified a commercially viable mineral deposit, based upon the exploration done to date. While financial resources remain available, the Company will continue to maintain the RET Mineral Claim in good standing and to evaluate the results and consider other possible business options. In our efforts to enhance shareholder value, we intend to investigate additional opportunities for the company in all industry sectors.

The Company's financial resources have been substantially depleted. The Company will continue to maintain limited operations and remain current in their corporate filings and obligations while financial resources are available. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements. We may decide that we can not continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-135736.

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

January 11, 2008                    MattMar Minerals Inc., Registrant


                                    By: /s/ Sean Mitchell
                                       -----------------------------------------
                                       Sean Mitchell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

January 11, 2008                    MattMar Minerals Inc., Registrant


                                    By: /s/ Sean Mitchell
                                       -----------------------------------------
                                       Sean Mitchell, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer