Form 10QSB
period 2008-02-29
MATTMAR MINERALS INC
filed 2008-04-11
CIK 1366317

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 29, 2008

                        Commission File Number 333-135736


                              MATTMAR MINERALS INC.
                 (Name of small business issuer in its charter)

       Nevada                                                   20-4718599
(State of incorporation)                                (IRS Employer ID Number)

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

There were 13,000,000 shares of Common Stock outstanding as of April 8, 2008.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward Looking Statements                                                 3

PART I - Financial Information                                             4

Item 1 - Financial Statements                                              4
Notes to Financial Statements                                              8

Item 2 - Plan of Operation                                                12
  Plan of Operation                                                       12
  Results of Operations                                                   12
  Liquidity and Capital Resources                                         13
  Off Balance Sheet Arrangements                                          13

Item 3A (T) - Controls and Procedures                                     13

PART II - Other Information                                               14

Item 6 - Exhibits                                                         14

Signatures                                                                14

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                    February 29, 2008     May 31, 2007
                                                                    -----------------     ------------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  2,502           $ 20,713
  Total current assets                                                      2,502             20,713
                                                                         --------           --------

TOTAL ASSETS                                                             $  2,502           $ 20,713
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities - related party               $  4,917           $  2,417
                                                                         --------           --------

TOTAL CURRENT LIABILITIES                                                   4,917              2,417
                                                                         --------           --------

TOTAL LIABILITIES                                                           4,917              2,417

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
  COMMON STOCK
    75,000,000 authorized shares, par value $0.001
    13,000,000 shares issued and outstanding                               13,000             13,000
  Additional paid in capital                                               27,000             27,000
  Deficit accumulated during the exploration stage                        (42,415)           (21,704)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (2,415)            18,296
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  2,502           $ 20,713
                                                                         ========           ========

             See accompanying notes to interim financial statements

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                                        From Inception
                                                  Three Months Ended             Nine Months Ended     (April 18, 2006)
                                                     February 29,                  February 29,              to
                                            --------------------------    --------------------------     February 29,
                                                2008           2007           2008           2007            2008
                                            -----------    -----------    -----------    -----------     -----------
                                            (unaudited)     (unaudited)   (unaudited)    (unaudited)     (unaudited)
REVENUES
  Revenues                                  $        --    $        --    $        --    $        --     $        --
                                            -----------    -----------    -----------    -----------     -----------
      Total revenues                                 --             --             --             --              --
                                            -----------    -----------    -----------    -----------     -----------
EXPENSES
  Operating expenses
  Exploration                                        --             --         12,391            150          16,317
  Office and general                                 --             --             --            252           1,163
  Professional fees                               2,500          3,650          7,150          9,035          20,535
  Regulatory and filing fees                        230            275          1,170          2,733           4,400
                                            -----------    -----------    -----------    -----------     -----------
      Total expenses                             (2,730)        (3,925)       (20,711)       (12,170)        (42,415)
                                            -----------    -----------    -----------    -----------     -----------

NET LOSS FROM OPERATIONS                        (10,371)        (3,925)       (20,711)       (12,170)        (42,415)
                                            -----------    -----------    -----------    -----------     -----------

      Net loss                              $   (10,371)   $    (3,925)   $   (20,711)   $   (12,170)    $   (42,415)
                                            ===========    ===========    ===========    ===========     ===========

BASIC EARNINGS PER COMMON SHARE             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                            ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATIONS       13,000,000     13,000,000     13,000,000     13,000,000
                                            ===========    ===========    ===========    ===========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)
              From Inception (April 18, 2006) to February 29, 2008
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Shares          Additional      During the
                                             ---------------------        Paid in       Exploration
                                             Number         Amount        Capital          Stage          Total
                                             ------         ------        -------          -----          -----
Balance, April 18, 2006                           --      $       --    $       --      $       --     $       --

Issued for cash at $0.001 per share-
 April 20, 2006                           10,000,000          10,000            --              --         10,000

Net loss                                          --              --            --          (5,539)        (5,539)
                                          ----------      ----------    ----------      ----------     ----------

Balance, May 31, 2006                     10,000,000          10,000            --          (5,539)         4,461
                                          ----------      ----------    ----------      ----------     ----------
Issued for cash at $0.01 per share-
 September 18, 2006                        3,000,000           3,000        27,000              --         30,000

Net loss                                          --              --            --         (16,165)       (16,165)
                                          ----------      ----------    ----------      ----------     ----------

Balance, May 31, 2007                     13,000,000          13,000        27,000         (21,704)        18,296
                                          ----------      ----------    ----------      ----------     ----------

Net loss                                          --              --            --         (20,711)       (20,711)
                                          ----------      ----------    ----------      ----------     ----------

Balance, February 29, 2008                13,000,000      $   13,000    $   27,000      $  (42,415)    $   (2,415)
                                          ==========      ==========    ==========      ==========     ==========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash flows
                            (Stated in U.S. Dollars)

                                                                                         From Inception
                                                    Nine Months        Nine Months      (April 18, 2006)
                                                       Ended              Ended               to
                                                    February 29,       February 28,       February 29,
                                                        2008               2007               2008
                                                      --------           --------           --------
                                                     (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(20,711)          $(12,170)          $(42,415)
  Changes in operating activities
    Increase (decrease) in accounts payable and
     accrued liabilities -  related party                2,500             (4,607)             4,917
                                                      --------           --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES            (18,211)           (16,777)           (37,498)
                                                      --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                          --             30,000             40,000
                                                      --------           --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    --             30,000             40,000
                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                        (18,211)            13,223              2,502

CASH, BEGINNING OF THE PERIOD                           20,713             10,000                 --
                                                      --------           --------           --------

CASH, END OF THE PERIOD                               $  2,502           $ 23,223           $  2,502
                                                      ========           ========           ========


             See accompanying notes to interim financial statements.

                              MATTMAR MINERALS INC.
                        (An Exploration Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION - The accompanying Condensed Financial Statements of MattMar Minerals Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheets of the Company at February 29, 2008 and the results of its operations and cash flows for the three and nine months ended February 29, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

GOING CONCERN - The Company has incurred net losses of approximately $42,400 since Inception (April 18, 2006) to February 29, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. From Inception (April 18, 2006) to February 29, 2008, the Company had no potentially dilutive securities.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact that FAS 161 will have on our financial statements.

2. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 10,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

On September 18, 2006, a total of 3,000,000 shares of the Company's common stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.01 per share for total proceeds of $30,000.

3. RELATED PARTY TRANSACTIONS

As of February 29, 2008 and May 31, 2007, $4,917 and $2,417, respectively, was owing to Mr. Mitchell, the sole director and officer of the Company, and is included in accounts payable and accrued liabilities.

As of February 29, 2008, there are no other related party transactions between the Company and any officers other than those mentioned above.

4. LITIGATION

As of February 29, 2008, the Company is not aware of any current or pending litigation which may affect the Company's operations.

5. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 29, 2008, the Company had net operating loss carryforwards of approximately $42,415 which expire in varying amounts between 2027 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

6. COMMITMENTS AND CONTINGENCIES

Except as otherwise disclosed in the financial statements, the Company is not aware of any other commitments and contingencies as at February 29, 2008.

ITEM 2. PLAN OF OPERATION

PLAN OF OPERATION

Our scheduled Phase I exploration program has been completed on the RET Mineral Claim and the results from this exploration program appear to have not identified a commercially viable mineral deposit, based upon the exploration done to date. While financial resources remain available, we will continue to maintain the RET Mineral Claim in good standing and to evaluate the results and consider other possible business options. In our efforts to enhance shareholder value, we intend to investigate additional opportunities for the Company in all industry sectors.

Our financial resources have been substantially depleted. We will continue to maintain limited operations and remain current in our corporate filings and obligations while financial resources are available. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional financing to satisfy our financial requirements. We may decide that we cannot continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to us. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $10,371 and $3,925 for the three months ended February 29, 2008 and February 28, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and exploration activities.

Our net loss from inception (April 18, 2006) through February 29, 2008 was $42,415.

Cash provided by financing activities from inception (April 18, 2006) was $40,000, resulting from the sale of $10,000 of our common stock to our director and $30,000 in an initial public offering, which was completed on September 15, 2006. On December 6, 2006, we received our listing on the Over-the-Counter Bulletin Board under the symbol MTTM.

In their report on our audited financial statements as at May 31, 2007, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the quarter ended February 29, 2008.

                    Balance Sheet Data:            2/29/08
                    -------------------            -------

                    Cash                           $ 2,502
                    Total assets                   $ 2,502
                    Total liabilities              $ 4,917
                    Stockholders' deficit          $(2,415)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank as at February 29, 2008 was $2,502. Our current liabilities as at February 29, 2008 were $4,917.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3A (T). CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act")) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135736, at the SEC website at www.sec.gov:

     Exhibit No.                Description
     -----------                -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1 Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 11, 2008                           MattMar Minerals Inc., Registrant


                                         By: /s/ Sean Mitchell
                                            -----------------------------------
                                            Sean Mitchell, President
                                            (Principal Executive Officer)


April 11, 2008                           /s/ Sean Mitchell
                                         --------------------------------------
                                         Sean Mitchell, President, Secretary,
                                         Treasurer and Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer,
                                         Principal Accounting Officer and
                                         Chief Financial Officer)