Form 10KSB/A
period 2007-05-31
MATTMAR MINERALS INC
filed 2008-04-25
CIK 1366317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 333-135736

                              MATTMAR MINERALS INC.
                 (Name of small business issuer in its charter)

           Nevada                                         20-4718599
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    #208 - 828 Harbourside Drive,
     North Vancouver, BC, Canada                           V7P 3R9
(Address of principal executive offices)                 (Zip Code)

                     Issuer's telephone number 604.696.2026

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      Nil                                               Nil

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

No aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established as of May 31, 2007

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

13,000,000 common shares issued and outstanding as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                INTRODUCTORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB is being filed to amend and restate the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2007. The amendments contained herein affect the cover page and various Items in Parts II and III of the report, in order to provide more complete disclosure and to correct typographical and formatting errors, and to attach Exhibits 31.1, 31.2 and 32.1 in the correct format.

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            3
Item 2.  Description of Property                                           16
Item 3.  Legal Proceedings                                                 16
Item 4.  Submission of Matters to a Vote of Securities Holders             16

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities             16
Item 6.  Management's Discussion and Analysis or Plan of Operation         18
Item 7.  Financial Statements                                              22
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              34
Item 8A. Controls and Procedures                                           34

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons      35
Item 10. Executive Compensation                                            37
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       38
Item 12. Certain Relationships and Related Transactions                    38
Item 13. Exhibits                                                          40
Item 14. Principal Accountant Fees and Services                            40

Signatures                                                                 41

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB/A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 19, 2006, we issued 10,000,000 shares of our common stock to our sole executive officer, at an offering price of $0.001 per share for gross offering proceeds of $10,000 in an offshore private placement transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. The named executive officer is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. The foregoing securities are restricted securities and bear a restrictive legend, and are subject to stop transfer restrictions.

USE OF PROCEEDS

On August 7, 2006, a registration statement (Registration No. 333-135736) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission and the offering commenced on August 8, 2006. Under this registration statement, we registered 3,000,000 shares of our common stock. All 3,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $0.01 per share. The offering closed on September 15, 2006. The offering was conducted on a self-underwritten, best efforts basis by our sole officer and director.

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us were $30,000. The aggregate net proceeds to us from the offering were approximately $30,000. No amounts were paid directly or indirectly to directors, officers or insiders.

The following table provides an itemized list of our use of proceeds for the period from the effective date of our registration statement to the period covered by this annual report:

            Net Proceeds from the Offering                  $30,000
            Working Capital                                 $   479
            General and Administrative Expenses             $ 1,976
            Professional fees (including legal and
            accounting fees)                                $ 7,935
            Exploration Expenses                            $ 1,314
            Unexpended funds at May 31, 2007                $18,296

We currently have $20,713 in cash. Our expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides an itemized list of our use of proceeds from the date of our year ended May 31, 2007 to our quarter ended February 29, 2008:

            Net Proceeds from the Offering                  $30,000
            Working Capital                                 $   479
            General and Administrative Expenses             $ 3,146
            Professional fees (including legal and
            accounting fees)                                $12,670
            Exploration Expenses                            $13,705
            Unexpended funds at February 29, 2008           $   Nil

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

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

The following financial statements are filed as part of this annual report:

     1. Report of Independent Registered Public Accounting Firm, dated August 23, 2007;

     2.   Balance Sheets as at May 31, 2007 and May 31, 2006;

     3. Statements of Operations for the years ended May 31, 2007 and May 31, 2006 and for the cumulative period from date of organization April 18, 2006 to May 31, 2007;

     4. Statements of Stockholders' Equity for the period from inception, April 18, 2006, to May 31, 2007;

     5.   Statement of Cash Flows for the years ended May 31, 2007 and
          May 31, 2006 and for the cumulative period from date of organization April 18, 2006 to May 31, 2007; and

     6.   Notes to Financial Statements.

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


/s/ De Joya Griffith & Company, LLC
-------------------------------------------
De Joya Griffith & Company, LLC
August 23, 2007
Henderson, Nevada

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
COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
  COMMON STOCK
    75,000,000 authorized shares, par value $0.001
    13,000,000 (2007) and 10,000,000 (2006) shares
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

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                   As of May 31,   As of May 31,
                                                       2007            2006
                                                     -------         -------
Deferred tax assets:
  Net operating loss carryforwards                   $ 9,485         $ 2,421
                                                     -------         -------
      Total deferred tax assets                        9,485           2,421
                                                     -------         -------

Net deferred tax assets before valuation allowance     9,485           2,421
Less: Valuation allowance                             (9,485)         (2,421)
                                                     -------         -------
Net deferred tax assets                              $    --         $    --
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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 31, 2007, the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was accumulated and communicated to our management, including our president, as appropriate to allow timely decisions regarding internal disclosure, particularly during the period when this report was being prepared. However, management has concluded that the controls over the period-end financial reporting process were not operating effectively for the prior period ending May 31, 2006.

For the period ended May 31, 2006 it was brought to management's attention by our independent registered accounting firm that our controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. All the items were corrected prior to the filing of all subsequent Quarterly Reports on Form 10-QSB and the filing of this Annual Report on Form 10-KSB. However, for these reasons, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of the end of the period ended May 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended May 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors of our company hold office until the next annual meeting of our shareholders and until such director's successor is elected and has been qualified, or until such director's earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors.

     Name & Address            Age       Position      Date First Elected
     --------------            ---       --------      ------------------

     Sean Mitchell             40       President,           4/18/06
     2986 W. 30th Avenue                Secretary,
     Vancouver, BC                      Treasurer,
     Canada V6L 1Z4                     CFO, CEO &
                                        Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended May 31, 2007, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and only one director and officer, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as an "independent director" as the term is used in section 803 of the Amex Company Guide.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Sean Mitchell. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

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

EQUITY PLAN COMPENSATION INFORMATION

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended May 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

(b)  Parents None

(c)  Promoters and Control Persons

Our board of directors and executive officers are our promoters.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

CORPORATE GOVERNANCE

We currently act with one director. As Sean Mitchell is our sole executive officer and holds approximately 77% of our common stock as of May 31, 2007, Mr. Mitchell is not an "independent director" as the term is used in section 803 of the Amex Company Guide.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of Sean Mitchell. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

   Exhibit
   Number                           Description
   ------                           -----------

     3.1     Articles of Incorporation*
     3.2     Bylaws*
    31.1     Rule 13a-14(a)/15d-14(a) Certifications - President
    31.2     Rule 13a-14(a)/15d-14(a) Certifications - Chief Financial Officer
    32.1     Section 1350 Certifications - President and Chief Financial Officer

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on July 13, 2006 under File Number 333-135736.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2007, the total fees charged to the company for audit services were $3,500, for audit-related services were $0, for tax services were $Nil and for other services were $6,000.

For the year ended May 31, 2006, the total fees charged to the company for audit services were $3,250, for audit-related services were $0, for tax services were $0 and for other services were $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTMAR MINERALS INC.


By: /s/ Sean Mitchell
   ---------------------------------------------------
   Sean Mitchell
   President, Secretary, Treasurer and Director

Date: April 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


By: /s/ Sean Mitchell
   ---------------------------------------------------
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)

Date: April 24, 2008