Form 10KSB
period 2008-05-31
MATTMAR MINERALS INC
filed 2008-08-21
CIK 1366317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

Commission file number: 333-135736

MATTMAR MINERALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-4718599 (I.R.S. Employer Identification No.)

47 School Avenue

Chatham, New Jersey 07928

(Address of Principal Executive Offices)

#208 – 828 Harbourside Drive, North Vancouver, BC, Canada

(Former name or address, if changed since last report)

Registrant’s telephone number, including area code: (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

For the year ended May 31, 2008, the issuer had no revenues.

As of August 21, 2008, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established as of May 31, 2008.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of August 21, 2008 was 13,333,333 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

MATTMAR MINERALS, INC

Form 10-KSB Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART 1

ITEM 1. BUSINESS

THE COMPANY’S HISTORY

Mattmar Minerals, Inc (“we”, “our”, “us” or “Mattmar”) was incorporated in Nevada on April 18, 2006. We were an exploration stage company that had a mineral claim on 637 acres (the “RET Mineral Claim”). As previously disclosed, our scheduled Phase I exploration program has been completed on the RET Mineral Claim and the results from this exploration program appear to have not identified a commercially viable mineral deposit. In May 2008, there was a change in control, as detailed below, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 9, 2008 (the “Effective Date”), Mattmar entered into two Securities Purchase Agreements. The first agreement (the “Company Agreement”) was among Mattmar, Moyo Partners, LLC (“Moyo”) and Kirk M. Warshaw (“Warshaw”) as purchasers (each a “Purchaser” and collectively the “Purchasers”). The second agreement (the “Selling Stockholder Agreement”) was among Mattmar, Sean Mitchell and R&R Biotech Partners, LLC (“R&R”). The two agreements are referred to collectively in this report as the “Agreements”.

The closing of the transactions set forth in the Agreements were completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross proceeds to Mattmar of $12,000. The Company Agreement is filed as Exhibit 10.2 to this Form 10-KSB.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, our President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R 7,866,667 shares of Common Stock for a price of $138,000 and returned to Mattmar for cancellation his remaining 2,133,333 shares of Common Stock. The Selling Stockholder Agreement is filed as Exhibit 10.1 to this Form 10-KSB.

Also pursuant to the terms of the Agreements, on the Effective Date, Mr. Mitchell (i) elected Arnold P. Kling as the sole director of Mattmar and (ii) resigned as sole director and from all his positions with Mattmar. At the same time, Arnold P. Kling was appointed as President and Secretary of Mattmar, and Kirk Warshaw was appointed as Chief Financial Officer of Mattmar.

Prior to the Closing of the transactions contemplated by the Agreements, neither R&R, Moyo, or Warshaw were affiliated with Mattmar. However, one or more of them may now be deemed affiliates of Mattmar as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of May 31, 2008, our authorized capital stock consists of 75,000,000 shares of Common Stock of which 13,333,333 shares were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since the Effective Date, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination and receive compensation for such services. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

-	experience and skill of management and availability of additional personnel of the target business;
-	costs associated with effecting the business combination;
-	equity interest retained by our stockholders in the merged entity;
-	growth potential of the target business;
-	capital requirements of the target business;
-	capital available to the target business;
-	stage of development of the target business;
-	proprietary features and degree of intellectual property or other protection of the target business;
-	the financial statements of the target business; and
-	the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an “Investment Company” under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination and receive compensation for such services. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers are affiliated with desire to take advantage of the same opportunity, then those officers that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign from their positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 61,666,667 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

R&R beneficially owns 59% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A “PENNY STOCK” WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 2. PROPERTIES

As of May 9, 2008, our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, our chief financial officer. We occupy our principal offices on a month to month basis for no rent. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information:

Our Common Stock is traded on Nasdaq’s Over-The-Counter Bulletin Board (“OTCBB”) market under the symbol “MTTM”. To date, there has not been an active trading market.

(b) Holders:

There were 25 stockholders of record of our Common Stock as of August 21, 2008.

(c) Dividend:

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION

PLAN OF OPERATION

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

On the Effective Date, Arnold P. Kling joined us as our president and secretary and Kirk M. Warshaw joined us as our chief financial officer. Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since the Effective Date, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of May 31, 2008, we had cash on hand of $43,147 and working capital of $34,425. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of May 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE YEARS ENDED MAY 31, 2008 and 2007

During the year ended May 31, 2008, we incurred $75,665 of operating expenses and for the year ended May 31, 2007, our operating expenses were $16,165. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses. Our 2008 expenses were higher due to the legal expenses incurred in connection with the Agreements.

Pursuant to the Agreements, $7,794 of Accounts Payable due to a former officer and shareholder was forgiven. Accordingly, during the year ended May 31, 2008, we recognized $7,794 of Other income – debt forgiveness.

ITEM 7. FINANCIAL STATEMENTS

See the index to the Financial Statements below, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Mattmar have been detected.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of August 21, 2008:

Name	Age	Title

Arnold P. Kling	50	President, secretary and director
Kirk M. Warshaw	50	Chief financial officer

Arnold P. Kling. Mr. Kling has served as our president, secretary and director since May 2008. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer since May 2008. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and a director and the chief financial officer of 24Holdings Inc. (OTCBB:TWFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will only devote a very limited amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending May 31, 2008, the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that, following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Mr. Kling is our sole director and Mr. Kling and Mr. Warshaw are our only officers. Neither receives any regular compensation for their services rendered on our behalf.

Since our inception, we have not paid any compensation to our officers or sole director. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of August 21, 2008 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership

R&R Biotech Partners, LLC 1270 Avenue of the Americas – 16th Floor New York, NY 10020	7,866,667	59.0%
Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	1,933,333	14.5%
Arnold P. Kling (2) 712 Fifth Avenue – 11th Floor New York, NY 10019	1,933,333	14.5%
Kirk M. Warshaw 47 School Avenue Chatham, NJ 07928	533,333	4.0%
All Officers and the sole director (2 persons) as a group	2,466,666	18.5%
______________
(1)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of August 21, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

We currently do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described above on May 9, 2008, we entered into the Agreements for the sale of shares of our Common Stock. The parties to the Agreements included Moyo, an affiliate of Mr. Kling’s, Mr. Warshaw, and R&R. During the fiscal year ended May 31, 2008, R&R contributed an aggregate of $72,000 of capital to us.

Our Board currently consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Securities Purchase Agreement, dated May 9, 2008, among the Company, Sean Mitchell and R&R Biotech, LLC(2)
10.2	Securities Purchase Agreement, dated May 9, 2008, among the Company, Moyo Partners, LLC and Kirk M. Warshaw(2)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
______________
*	Included herewith
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No.333-135736) on July 13, 2006 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K on May 14, 2008 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $7,500 and $3,500 to De Joya Griffith & Company, LLC, our current independent accountants, for the years ended May 31, 2008 and 2007, respectively.

AUDIT-RELATED FEES:

NONE.

TAX FEES:

We incurred tax preparation fees totaling $0 and $0 to De Joya Griffith & Company, LLC our current independent accountants for the years ended May 31, 2008 and 2007, respectively.

ALL OTHER FEES:

NONE.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTMAR MINERALS, INC
Date: August 21, 2008	By:	/s/ Arnold P. Kling

Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 21, 2008	By:	/s/ Arnold P. Kling

Arnold P. Kling, President and Sole Director (Principal Executive Officer)

Date: August 21, 2008	By:	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer (Principal Financial and Accounting Officer)

MATTMAR MINERALS, INC

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Mattmar Minerals, Inc.

Chatham, New Jersey

We have audited the accompanying balance sheets of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada August 18, 2008

MATTMAR MINERALS, INC

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	May 31, 2008	May 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$43,147	$20,713

Total current assets	43,147	20,713

TOTAL ASSETS	$43,147	$20,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,722	$2,417

Total current liabilities	8,722	2,417

TOTAL LIABILITIES	8,722	2,417
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 13,333,333 and 13,000,000 shares issued and outstanding, respectively	13,333	13,000
Additional paid-in capital	110,667	27,000
Deficit accumulated during development stage	(89,575)	(21,704)

TOTAL STOCKHOLDERS’ EQUITY	34,425	18,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,147	$20,713

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

			For the period from April 18, 2006
	Years Ended May 31,		(Inception) Through
	2008	2007	May 31, 2008

Expenses
Professional fees	$60,000	$11,185	$73,385
Regulatory and filing fees	3,264	3,230	6,494
Other expenses	12,401	1,750	17,490

Total operating expenses	75,665	16,165	97,369
Other income (expense)
Debt forgiveness	7,794	—	7,794

Total other income (expense)	7,794	—	7,794

Net loss	$(67,871)	$(16,165)	$(89,575)

Net loss per share - basic	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	13,025,641	12,095,890

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from April 18, 2006 (Inception) through May 31, 2008

(Audited)

				Deficit Accumulated
	Common Stock		Additional	During the	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Balance at April 18, 2006 (Inception)	—	$—	$—	$—	$—
Common shares issued	10,000,000	10,000	—	—	10,000
Net loss	—	—	—	(5,539)	(5,539)

Balance at May 31, 2006	10,000,000	10,000	—	(5,539)	4,461
Common shares issued	3,000,000	3,000	27,000	—	30,000
Net loss	—	—	—	(16,165)	(16,165)

Balance at May 31, 2007	13,000,000	13,000	27,000	(21,704)	18,296
Common shares cancelled	(2,133,333)	(2,133)	2,133	—	—
Common shares issued	2,466,666	2,466	9,534	—	12,000
Contributed capital	—	—	72,000	—	72,000
Net Loss	—	—	—	(67,871)	(67,871)

Balance at May 31, 2008	13,333,333	$13,333	$110,667	$(89,575)	$34,425

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			For the period from April 18, 2006 (Inception)
	Years Ended May 31,		To
	2008	2007	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,871)	$(16,165)	$(89,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	(7,794)	—	(7,794)
Changes in operating assets and liabilities Increase (decrease) in accrued expenses	14,099	(3,122)	16,516

NET CASH USED IN OPERATING ACTIVITIES	(61,566)	(19,287)	(80,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,000	30,000	52,000
Contributed capital	72,000	—	72,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,000	30,000	124,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,434	10,713	43,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,713	10,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,147	$20,713	$43,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

(Audited)

NOTE 1 - DESCRIPTION OF COMPANY:

THE COMPANY’S HISTORY

Mattmar Minerals, Inc. (“we”, “our”, “us,” “Mattmar” or the “Company”) was incorporated in Delaware on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard (“FASB”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

Since the Effective Date, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $90,000 for the period from inception (April 18, 2006) to May 31, 2008, has working capital of approximately $34,500, and has no sales. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 9, 2008 (the “Effective Date”), the Company entered into two Securities Purchase Agreements. The first agreement (the “Company Agreement”) was with Moyo Partners, LLC (“Moyo”) and Kirk M. Warshaw (“Warshaw”) as purchasers (each a “Purchaser” and collectively the “Purchasers”). The second agreement (the “Selling Stockholder Agreement”) was by and among the Company, Sean Mitchell and R&R Biotech Partners, LLC (“R&R”). The two agreements are referred to collectively in this report as the “Agreements”.

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross proceeds to the Company of $12,000.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, our President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R Biotech Partners, LLC, 7,866,667 shares of Common Stock for a price of $138,000 and returned to the Company for cancellation his remaining 2,133,333 shares of Common Stock.

Concurrently with the Agreements, Sean Mitchell, former shareholder and sole officer of the Company, forgave accounts payable due him in the amount of $7,794. Because Mr. Mitchell was no longer a stockholder or officer of the Company at the time of the debt forgiveness, the Company accounted for the debt forgiveness as a gain for the year ended May 31, 2008.

Also pursuant to the terms of the Agreements, on the Effective Date, Mr. Mitchell (i) elected Arnold P. Kling as the sole director of the Company and (ii) resigned as sole director and from all his positions with the Company. At the same time, Arnold P. Kling was appointed as President and Secretary of the Company, and Kirk Warshaw was appointed as Chief Financial Officer of the Company.

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of May 31, 2008, our authorized capital stock consists of 75,000,000 shares of Common Stock of which 13,333,333 shares were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Mattmar’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their fair value because of their short term nature.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Income Taxes - The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Equity Based Compensation – Mattmar adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non-controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Mattmar.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On April 20, 2006, a total of 10,000,000 shares of the Company’s common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 3,000,000 shares of the Company’s common stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.01 per share for total proceeds of $30,000.

On the May 9, 2008, we entered into two Securities Purchase Agreements. The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our Common Stock for aggregate gross proceeds to the Company of $12,000.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, our President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R 7,866,667 shares of Common Stock for a price of $138,000 and returned to the Company for cancellation his remaining 2,133,333 shares of Common Stock.

During the year ended May 31, 2008, R&R also contributed $72,000 to the Company as Additional Paid in Capital.

As of May 31, 2008, our authorized capital stock consists of 75,000,000 shares of common stock of which 13,333,333 shares were issued and outstanding. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2008, the Company had net operating loss carry-forwards of approximately $89,600 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $39,157 and $9,485 at May 31, 2008 and 2007, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $29,672 in the year ended May 31, 2008.

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of May 31, 2008	As of May 31, 2007

Deferred tax assets:
Net operating loss carry-forwards	$39,157	$9,485

Total deferred tax assets	39,157	9,485

Net deferred tax assets before valuation allowance	39,157	9,485
Less: Valuation allowance	(39,157)	(9,485)

Net deferred tax assets	$—	$—

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of May 31, 2008	As of May 31, 2007

Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(8.7%)	(8.7%)

Change in valuation allowance on deferred tax assets	43.7%	43.7%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Currently Mattmar operates from the offices of its CFO on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.

NOTE- 6 - SUBSEQUENT EVENT

On July 8, 2008 (the “Record Date”), our Board of Directors (the “Board”) unanimously, and stockholders holding 77.5%, or 10,333,333, of our issued and outstanding shares of Common Stock as of the Record Date, approved the following actions:

1.

To reincorporate Mattmar in the State of Delaware by merger with and into a Delaware corporation with the same name which we formed for such purpose (the “Migratory Merger”), in the sole discretion of the Board;

2.

An amendment to our charter to effect a reverse split of our Common Stock based upon a ratio of not less than one-for-three (3) nor more than one-for-one hundred (100) shares, in the sole discretion of the Board, at any time prior to July 31, 2009 (the “Reverse Split Amendment”); and

3.

An amendment to our charter to change our corporate name to any appropriate name chosen by the Board, in its sole discretion, in connection with a business combination by the company (the “Name Change Amendment”).

Collectively, the Migratory Merger, the Reverse Split Amendment and the Name Change Amendment are referred to hereinafter as the “Amendments.” Notwithstanding approval by the stockholders, the Board may, in its sole discretion, determine not to effect any of the Amendments.

In connection with the Amendments, on August 18, 2008, pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we filed a Definitive Information Statement with the Securities and Exchange Commission, describing the Amendments in more detail. Pursuant to Rule 14c-2 under the Exchange Act, the Amendments will not be effected until at least twenty (20) calendar days after the mailing of the Definitive Information Statement to our stockholders.