Form 10-Q
period 2008-08-31
MATTMAR MINERALS INC
filed 2008-10-10
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                  to

Commission file number: 000-53191

MATTMAR MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-4718599
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,333,333 shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 10, 2008.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. Financial Statements

Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008 (audited)	3

Statements of Operations for the Three Months Ended
August 31, 2008 and August 31, 2007 and for the period from
April 18, 2006 (Inception) through August 31, 2008 (unaudited)	4

Statement of Stockholders' Equity for the period from
April 18, 2006 (Inception) through August 31, 2008 (unaudited)	5

Statements of Cash Flows for the Three Months Ended
August 31, 2008 and August 31, 2007 and for the period from
April 18, 2006 (Inception) through August 31, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 6. EXHIBITS	16

SIGNATURES	17

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Mattmar Minerals, Inc., a Delaware corporation, and its predecessors.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

ASSETS	August 31,	May 31,
	2008	2008
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$31,060	$43,147

Total current assets	31,060	43,147

TOTAL ASSETS	$31,060	$43,147

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,780	$8,722
Total current liabilities	7,780	8,722

TOTAL LIABILITIES	7,780	8,722

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized,
13,333,333 shares issued and outstanding, respectively	13,333	13,333
Additional paid-in capital	110,667	110,667
Deficit accumulated during development stage	(100,720)	(89,575)

TOTAL STOCKHOLDERS' EQUITY	23,280	34,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,060	$43,147

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
			April 18, 2006
	Three Months Ended		(Inception)
	August 31,		Through
	2008	2007	August 31, 2008
Expenses
Professional fees	$10,470	$2,150	$83,855
Regulatory and filing fees	650	460	7,144
Other expenses	25	5,000	17,515
Total operating expenses	11,145	7,610	108,514

Other income (expense)
Debt forgiveness	-	-	7,794
Total other income (expense)	-	-	7,794
Net loss	$(11,145)	$(7,610)	$(100,720)

Net loss per share – basic	$(0.00)	$(0.00)
Weighted average shares outstanding - basic	13,333,333	13,000,000

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from April 18, 2006 (Inception) through August 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Balance at April 18, 2006 (Inception)	-	$-	$-	$-	$-
Common shares issued	10,000,000	10,000	-	-	10,000
Net loss	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006	10,000,000	10,000	-	(5,539)	4,461
Common shares issued	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007	13,000,000	13,000	27,000	(21,704)	18,296
Common shares cancelled	(2,133,333)	(2,133)	2,133	-	-
Common shares issued	2,466,666	2,466	9,534	-	12,000
Contributed capital	-	-	72,000	-	72,000
Net Loss	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008	13,333,333	13,333	110,667	(89,575)	34,425
Net Loss	-	-	-	(11,145)	(11,145)
Balance at August 31, 2008	13,333,333	$13,333	$110,667	$(100,720)	$23,280

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Three Months Ended		April 18, 2006
	August 31,		(Inception)
			Through
	2008	2007	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,145)	$(7,610)	$(100,720)
Adjustments to reconcile net loss to net cash used in
operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(942)	-	15,574
NET CASH USED IN OPERATING ACTIVITIES	(12,087)	(7,610)	(92,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	-	-	72,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	124,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,087)	(7,610)	31,060

CASH AND CASH EQUIVALENTS AT BEGINNING OF	43,147	20,713	-
PERIOD
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 31,060	$ 13,103	$ 31,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of August 31, 2008 and May 31, 2007, and the results of its operations and cash flows for the three months ended August 31, 2008 and 2007. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying Financial Statements of Mattmar Minerals, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.

THE COMPANY’S HISTORY

Mattmar Minerals, Inc. (“we”, “our”, “us,” “Mattmar” or the “Company”) was incorporated in Nevada on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

On September 19, 2008 (the “Reincorporation Date”), we reincorporated in the state of Delaware by merger with and into Mattmar Minerals, Inc. (“Mattmar Delaware”), a corporation we organized under the laws of the state of Delaware (the “Delaware Merger”). On the Reincorporation Date, in accordance with the applicable provisions of the Nevada Revised Statutes and the Delaware General Corporate Laws, Mattmar was merged with and into Mattmar Delaware which became the surviving corporation and the officers, directors and shareholders of Mattmar became the officers, directors and stockholders of Mattmar Delaware without any change to their officership and/or directorship position(s), or beneficial ownership percentage, as may be applicable.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard (“FASB”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

Since May 9, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $100,720 for the period from April 18, 2006 (inception) through August 31, 2008, has working capital of approximately $23,280 and has no sales. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Also pursuant to the terms of the Agreements, on the Effective Date, Mr. Mitchell (i) elected Arnold P. Kling as the sole director of the Company and (ii) resigned as sole director and from all his positions with the Company. At the same time, Arnold P. Kling was appointed as President and Secretary of the Company, and Kirk Warshaw was appointed as Chief Financial Officer of the Company. In September 2008, Mr. Warshaw replaced Mr. Kling as our Secretary.

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of August 31, 2008, our authorized capital stock consists of 75,000,000 shares of Common Stock of which 13,333,333 shares were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

On the Reincorporation Date (September 19, 2008), we adopted the capital structure of Mattmar Delaware consisting of 100,000,000 shares of capital stock, of which 99,000,000 shares are common stock, with a par value of $0.001 per share and 1,000,000 shares are preferred stock, with a par value of $0.001 per share. All issued and outstanding shares of Common Stock were automatically converted into the same number of shares of Mattmar Delaware common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Mattmar's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

Income Taxes - The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the nactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all cquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items ffect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

On April 20, 2006, a total of 10,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $10,000.

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

During the year ended May 31, 2008, R&R also contributed $72,000 to the Company as Additional Paid in Capital.

On the Reincorporation Date (September 19, 2008), we adopted the capital structure of Mattmar Delaware consisting of 100,000,000 shares of capital stock, of which 99,000,000 shares are common stock, with a par value of $0.001 per share and 1,000,000 shares are preferred stock, with a par value of $0.001 per share. All shares issued and outstanding shares of Common Stock were automatically converted into the same number of shares of Mattmar Delaware common stock.

As of August 31, 2008, our authorized capital stock consists of 75,000,000 shares of Common Stock of which 13,333,333 shares were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2008, the Company had net operating loss carry-forwards of approximately $95,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Currently Mattmar operates from the offices of its CFO on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.

NOTE- 6 - SUBSEQUENT EVENT

     On the Reincorporation Date (September 19, 2008), we reincorporated in the state of Delaware by merger with and into Mattmar Delaware, a corporation we organized under the laws of the state of Delaware. As a result of the Delaware Merger, Mattmar Delaware became the surviving corporation and the officers, directors and shareholders of Mattmar became the officers, directors and stockholders of Mattmar Delaware without any change to their officership and/or directorship position(s), or beneficial ownership percentage, as may be applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, including some statements in “Management’s Discussion and Analysis and Results of Operations” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-KSB filed with the SEC for the year ended May 31, 2008 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

GENERAL

We are a development stage corporation incorporated in Nevada on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below, we ceased our exploration activities, and we became a development stage company.

Since May 9, 2008 (the “Effective Date”), our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

On the Effective Date, we entered into two Securities Purchase Agreements. The first agreement (the “Company Agreement”) was with Moyo Partners, LLC (“Moyo”) and Kirk M. Warshaw (“Warshaw”) as purchasers (each a “Purchaser” and collectively the “Purchasers”). The second agreement (the “Selling Stockholder Agreement”) was by and among Mattmar, Sean Mitchell and R&R Biotech Partners, LLC (“R&R”). The two agreements are referred to collectively in this report as the “Agreements”.

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our common stock, par value $0.001 per share (the "Common Stock") for aggregate gross proceeds to us of $12,000.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, our President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R Biotech Partners, LLC, 7,866,667 shares of Common Stock for a price of $138,000 and returned to us for cancellation his remaining 2,133,333 shares of Common Stock.

Also pursuant to the terms of the Agreements, on the Effective Date, Mr. Mitchell (i) elected Arnold P. Kling as the sole director of Mattmar and (ii) resigned as sole director and from all his positions with Mattmar. At the same time, Arnold P. Kling was appointed as President and Secretary, and Kirk Warshaw was appointed as Chief Financial Officer, of Mattmar. In September 2008, Mr. Warshaw replaced Mr. Kling as our Secretary.

On September 19, 2008 (the “Reincorporation Date”), we reincorporated in the state of Delaware by merger with and into Mattmar Minerals, Inc. (“Mattmar Delaware”), a corporation we organized under the laws of the state of Delaware (the

“Delaware Merger”). On the Reincorporation Date, in accordance with the applicable provisions of the Nevada Revised Statutes and the Delaware General Corporate Laws, we merged with and into Mattmar Delaware which became the surviving corporation and our officers, directors and shareholders became the officers, directors and stockholders of Mattmar Delaware without any change to their officership and/or directorship position(s), or beneficial ownership percentage, as may be applicable.

PLAN OF OPERATION

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

A common reason for a Merger Target to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

Our officers and directors are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

EQUIPMENT AND EMPLOYEES

As of August 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 and 2007

For the three months ended August 31, 2008, we incurred $11,145 of operating expenses and for the three months ended August 31, 2007, our operating expenses were $7,610. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses.

Liquidity and Capital Resources

At August 31, 2008, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of August 31, 2008, we had cash on hand of $31,060 and working capital of $23,280.

Since May 9, 2008, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Off-Balance Sheet Arrangements

As of August 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 8, 2008 (the “Record Date”), our Board of Directors (the “Board”) unanimously, and stockholders holding 77.5%, or 10,333,333, of our issued and outstanding shares of Common Stock as of the Record Date, approved the following actions:

1.	The Delaware Merger;

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

Collectively, the Delaware Merger, the Reverse Split Amendment and the Name Change Amendment are referred to hereinafter as the “Amendments.” Notwithstanding approval by the stockholders, the Board may, in its sole discretion, determine not to effect any of the Amendments.

     In connection with the Amendments, on August 18, 2008, pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we filed a Definitive Information Statement with the Securities and Exchange Commission, describing the Amendments in more detail. Pursuant to Rule 14c-2 under the Exchange Act, the Amendments will not be effected until at least twenty (20) calendar days after August 21, 2008, the date on which the Definitive Information Statement had been mailed to our stockholders.

     On the Reincorporation Date (September 19, 2008), we reincorporated in the state of Delaware by merger with and into Mattmar Delaware in accordance with the applicable provisions of the Nevada Revised Statutes and the Delaware General Corporate Laws. As a result, Mattmar Delaware became the surviving corporation and the officers, directors and shareholders of Mattmar became the officers, directors and stockholders of Mattmar Delaware without any change to their officership and/or directorship position(s), or beneficial ownership percentage, as may be applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattmar Minerals, Inc.

Dated: October 10, 2008	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 10, 2008	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)