Form 10-Q
period 2008-11-30
MATTMAR MINERALS INC
filed 2009-01-08
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-53191

MATTMAR MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4718599
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

47 School Avenue Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047 (Issuer’s telephone number)

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 13,333,333 shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 8, 2009.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of November 30, 2008 (unaudited) and May 31, 2008 (audited)	3

Statements of Operations for the Three and Six Months Ended November 30, 2008 and November 30, 2007 and for the period from April 18, 2006 (Date of Inception) to November 30, 2008 (unaudited)	4

Statement of Stockholders’ Equity for the period from April 18, 2006 (Date of Inception) to November 30, 2008 (unaudited)	5

Statements of Cash Flows for the Six Months Ended November 30, 2008 and November 30, 2007 and for the period from April 18, 2006 (Date of Inception) to November 30, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2008	May 31, 2008

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,317	$43,147

Total current assets	14,317	43,147

TOTAL ASSETS	$14,317	$43,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,280	$8,722

Total current liabilities	6,280	8,722

TOTAL LIABILITIES	6,280	8,722

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 99,000,000 shares authorized, 13,333,333 shares issued and outstanding, respectively	13,333	13,333
Additional paid-in capital	110,667	110,667
Deficit accumulated during development stage	(115,963)	(89,575)

TOTAL STOCKHOLDERS’ EQUITY	8,037	34,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,317	$43,147

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from April 18, 2006 (Date of Inception) to November 30, 2008

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007

Expenses
Professional fees	$14,742	$2,500	$25,213	$4,650	$98,598
Regulatory and filing fees	500	480	1,150	940	7,644
Other expenses	—	7,391	25	12,391	17,515

Total operating expenses	15,242	10,371	26,388	17,981	123,757

Other income (expense)
Debt forgiveness	—	—	—	—	7,794

Total other income (expense)	—	—	—	—	7,794

Net loss	(15,242)	(10,371)	(26,388)	(17,981)	$(115,963)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic	13,333,333	13,000,000	13,333,333	13,000,000

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from April 18, 2006 (Inception) to November 30, 2008
(Unaudited)

				Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid-in Capital		Total Stockholders’ Equity

	Shares	Amount

Balance at April 18, 2006 (Inception)	—	$—	$—	$—	$—
Common shares issued	10,000,000	10,000	—	—	10,000
Net loss	—	—	—	(5,539)	(5,539)

Balance at May 31, 2006	10,000,000	10,000	—	(5,539)	4,461
Common shares issued	3,000,000	3,000	27,000	—	30,000
Net loss	—	—	—	(16,165)	(16,165)

Balance at May 31, 2007	13,000,000	13,000	27,000	(21,704)	18,296
Common shares cancelled	(2,133,333)	(2,133)	2,133	—	—
Common shares issued	2,466,666	2,466	9,534	—	12,000
Contributed capital	—	—	72,000	—	72,000
Net loss	—	—	—	(67,871)	(67,871)

Balance at May 31, 2008	13,333,333	$13,333	$110,667	$(89,575)	$34,425
Net loss	—	—	—	(26,388)	(26,388)

Balance at November 30, 2008 (Unaudited)	13,333,333	$13,333	$110,667	$(115,963)	$8,037

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Six Months Ended		April 18, 2006
	November 30,		(Date of Inception)
			to
	2008	2007	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,388)	$(17,981)	$(115,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	—	—	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(2,442)	—	14,074

NET CASH USED IN OPERATING ACTIVITIES	(28,830)	(17,981)	(109,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	52,000
Contributed capital	—	—	72,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	124,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,830)	(17,981)	14,317

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,147	20,713	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,317	$2,732	$14,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

NOTE 1 – DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of November 30, 2008 and May 31, 2008, the results of its operations for the three and six months ended November 30, 2008 and 2007 and cash flows for the six months ended November 30, 2008 and 2007. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

On the Reincorporation Date, we adopted the capital structure of Mattmar Delaware consisting of 100,000,000 shares of capital stock, of which 99,000,000 shares are common stock, with a par value of $0.001 per share and 1,000,000 shares are preferred stock, with a par value of $0.001 per share. All issued and outstanding shares of common stock were automatically converted into the same number of shares of Mattmar Delaware common stock.

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

As shown in the accompanying financial statements, the Company has accumulated losses of $115,963 for the period from April 18, 2006 (inception) to November 30, 2008, has working capital of $8,037 and has no sales. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of November 30, 2008, we had issued and outstanding 13,333,333 shares of common stock, $.001 par value per share, and no shares of preferred stock. All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Net loss per share- In accordance with SFAS No. 128, “Earnings Per Share”, the weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

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

During the year ended May 31, 2008, R&R also contributed $72,000 to the Company as Additional Paid in Capital.

As of November 30, 2008, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $.001 par value per share and 1,000,000 shares are preferred stock, $.001 par value per share. 13,333,333 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of November 30, 2008, the Company had net operating loss carry-forwards of approximately $116,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Currently, Mattmar operates from the offices of its Chief Financial Officer on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross proceeds to us of $12,000.

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

EQUIPMENT AND EMPLOYEES

As of November 30, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007

For the three months ended November 30, 2008, we incurred $15,242 of operating expenses and for the three months ended November 30, 2007, our operating expenses were $10,371. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses. The increase in 2008 expenses was the result of the reincorporation of the Company into a Delaware corporation.

OPERATIONAL RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 and 2007

For the six months ended November 30, 2008, we incurred $26,388 of operating expenses and for the six months ended November 30, 2007, our operating expenses were $17,981. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses. The increase in 2008 expenses was the result of the reincorporation of the Company into a Delaware corporation.

Liquidity and Capital Resources

At November 30, 2008, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of November 30, 2008, we had cash on hand of $14,317 and working capital of $8,037.

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

Off-Balance Sheet Arrangements

As of November 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Mattmar Minerals, Inc.

Dated: January 8, 2009	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 8, 2009	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)