Form 10-Q
period 2009-02-28
MATTMAR MINERALS INC
filed 2009-03-27
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: February 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __________ to __________

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 13,333,333 shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 26, 2009.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. Financial Statements

Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008 (audited)	3

Statements of Operations for the Three and Nine Months Ended
February 28, 2009 and February 28, 2008 and from Inception (April 18, 2006)
to February 28, 2009 (unaudited)	4

Statement of Stockholders' Equity for the period from
from Inception (April 18, 2006) to February 28, 2009 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended
February 28, 2009 and February 28, 2008 and from Inception (April 18, 2006)
to February 28, 2009 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

ASSETS	February 28,	May 31,
	2009	2008
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$8,632	$43,147

Total current assets	8,632	43,147

TOTAL ASSETS	$8,632	$43,147

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,225	$8,722
Total current liabilities	6,225	8,722

TOTAL LIABILITIES	6,225	8,722

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized,
13,333,333 shares issued and outstanding, respectively	13,333	13,333
Additional paid-in capital	110,667	110,667
Deficit accumulated during development stage	(121,593)	(89,575)

TOTAL STOCKHOLDERS' EQUITY	2,407	34,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,632	$43,147

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		(April 18, 2006)
	February 28,		February 28,		To
	2009	2008	2009	2008	February 28, 2009
Expenses
Professional fees	$5,130	$2,500	$30,343	$7,150	$103,728
Regulatory and filing fees	500	230	1,650	1,170	8,144
Other expenses	-	-	25	12,391	17,515
Total operating expenses	5,630	2,730	32,018	20,711	129,387

Other income (expense)
Debt forgiveness	-	-	-	-	7,794
Total other income (expense)	-	-	-	-	7,794
Net loss	(5,630)	(2,730)	(32,018)	(20,711)	$(121,593)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic	13,333,333	13,000,000	13,333,333	13,000,000

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Inception (April 18, 2006) to February 28, 2009
(Unaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-

Common shares issued	-	-	10,000,000	10,000	-	-	10,000

Net loss	-	-	-	-	-	(5,539)	(5,539)

Balance at May 31, 2006	-	-	10,000,000	10,000	-	(5,539)	4,461

Common shares issued	-	-	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	-	-	(16,165)	(16,165)

Balance at May 31, 2007	-	-	13,000,000	13,000	27,000	(21,704)	18,296

Common shares cancelled	-	-	(2,133,333)	(2,133)	2,133	-	-

Common shares issued	-	-	2,466,666	2,466	9,534	-	12,000

Contributed capital	-	-	-	-	72,000	-	72,000

Net Loss	-	-	-	-	-	(67,871)	(67,871)

Balance at May 31, 2008	-	-	13,333,333	$13,333	$110,667	$(89,575)	$34,425

Net Loss	-	-	-	-	-	(32,018)	(31,018)

Balance at February 28, 2009	-	$-	13,333,333	$13,333	$110,667	$(121,593)	$2,407

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Inception
	February 28,		(April 18, 2006)
			To
	2009	2008	February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,018)	$(20,711)	$(115,963)
Adjustments to reconcile net loss to net cash used in
operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(2,497)	2,500	14,074
NET CASH USED IN OPERATING ACTIVITIES	(34,515)	(18,211)	(109,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	-	-	72,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	124,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,515)	(18,211)	8,632

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	43,147	20,713	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,632	$2,502	$8,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of February 28, 2009, the results of its operations for the three and nine months ended February 28, 2009 and 2008 and cash flows for the nine months ended February 28, 2009 and 2008. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

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

As shown in the accompanying financial statements, the Company has accumulated losses of $121,593 and has no sales from inception (April 18, 2006) to February 28, 2009, and has working capital of $2,407 at February 28, 2009. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 9, 2008 (the “Effective Date”), the Company entered into two Securities Purchase Agreements. The first agreement (the "Company Agreement") was with Moyo Partners, LLC ("Moyo") and Kirk M. Warshaw ("Warshaw") as purchasers (each a "Purchaser" and collectively the "Purchasers"). The second agreement (the "Selling Stockholder Agreement") was by and among the Company, Sean Mitchell and R&R Biotech Partners, LLC ("R&R"). The two agreements are referred to collectively in this report as the "Agreements".

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 2,466,666 shares of our common stock, par value $0.001 per share (the "Common Stock") for aggregate gross proceeds to the Company of $12,000.

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

As of February 28, 2009, we had issued and outstanding 13,333,333 shares of common stock, $.001 par value per share, and no shares of preferred stock. All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their fair value because of their short term nature.

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

Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

During the year ended May 31, 2008, R&R also contributed $72,000 to the Company as Additional Paid in Capital.

As of February 28, 2009, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $.001 par value per share and 1,000,000 shares are preferred stock, $.001 par value per share. 13,333,333 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 28, 2009, the Company had net operating loss carry-forwards of approximately $122,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

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

GENERAL

We are a development stage company incorporated in Nevada on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below, we ceased our exploration activities, and we became a development stage company.

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

On the Effective Date, we entered into two Securities Purchase Agreements. The first agreement (the "Company Agreement") was with Moyo Partners, LLC ("Moyo") and Kirk M. Warshaw ("Warshaw") as purchasers (each a "Purchaser" and collectively the "Purchasers"). The second agreement (the "Selling Stockholder Agreement") was by and among Mattmar, Sean Mitchell and R&R Biotech Partners, LLC ("R&R"). The two agreements are referred to collectively in this report as the "Agreements".

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

PLAN OF OPERATION

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

EQUIPMENT AND EMPLOYEES

As of February 28, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 and 2008

For the three months ended February 28, 2009, we incurred $5,630 of operating expenses and for the three months ended February 28, 2008, our operating expenses were $2,730. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses. The increase in 2009 expenses was the result of higher legal expenses associated with our SEC filings.

OPERATIONAL RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 and 2008

For the nine months ended February 28, 2009, we incurred $32,018 of operating expenses and for the nine months ended February 28, 2008, our operating expenses were $20,711. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses. The increase in 2009 expenses was the result of higher legal expenses associated with the filing of our SEC reports.

Liquidity and Capital Resources

At February 28, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of February 28, 2009, we had cash on hand of $8,632 and working capital of $2,407.

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

Off-Balance Sheet Arrangements

As of February 28, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Occupancy Agreement between Mattmar Minerals, Inc. and Kirk M. Warshaw, LLC

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattmar Minerals, Inc.

Dated: March 27, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: March 27, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)