Form 10-K
period 2009-05-31
MATTMAR MINERALS INC
filed 2009-07-30
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

Commission file number: 000-53191

MATTMAR MINERALS, INC
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4718599
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15 Linden Drive
Madison, New Jersey 07940
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:      (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of November 28, 2008, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established.

As of July 29, 2009, 1,333,334 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

MATTMAR MINERALS, INC

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Mattmar Minerals, Inc

(ii)

PART 1

ITEM 1.      BUSINESS.

THE COMPANY’S HISTORY

Mattmar Minerals, Inc. (“we”, “our”, “us,” “Mattmar” or the “Company”) was incorporated in Nevada on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below and we ceased our exploration activities and became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

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

On the Reincorporation Date, we adopted the capital structure of Mattmar Delaware consisting of 100,000,000 shares of capital stock, of which 99,000,000 shares are common stock, with a par value of $0.001 per share and 1,000,000 shares are preferred stock, with a par value of $0.001 per share. All issued and outstanding shares of the Company’s common stock were automatically converted into the same number of shares of Mattmar Delaware common stock.

On July 30, 2009, the Company will put into effect a reverse stock split of the outstanding shares of its common stock, with a par value of $0.001 per share (“Common Stock”) on the basis of one (1) new share of Common Stock for each 10 shares of Common Stock outstanding. All references in this Annual Report on Form 10-K to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,667 shares of Common Stock for aggregate gross proceeds to the Company of $12,000.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R Biotech Partners, LLC, 786,667 shares of Common Stock for a price of $138,000 and returned to the Company for cancellation his remaining 213,333 shares of Common Stock.

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

Prior to the Closing of the transactions contemplated by the Agreements, none of R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of May 31, 2009, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”). All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a very small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

In evaluating a prospective target business, we will consider several factors, including the following:

–      experience and skill of management and availability of additional personnel of the target business;

–      costs associated with effecting the business combination;

–      equity interest retained by our stockholders in the merged entity;

–      growth potential of the target business;

–      capital requirements of the target business;

–      capital available to the target business;

–      stage of development of the target business;

–      proprietary features and degree of intellectual property or other protection of the target business;

–      the financial statements of the target business; and

–      the regulatory environment in which the target business operates.

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

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a onetime option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 1A.      RISK FACTORS.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder (“Rodman & Renshaw”), may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our certificate of incorporation authorizes the issuance of a maximum of 99,000,000 shares of Common Stock and a maximum of 1,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing shareholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

CONTROL BY EXISTING STOCKHOLDER.

R&R beneficially owns 59% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange such as the NYSE Amex, New York Stock Exchange, Nasdaq Global Market or Capital Market. There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our principal offices are located at 15 Linden Drive, Madison, New Jersey which is owned by a family member of Kirk M. Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol "MTTM". To date, there has not been an active trading market.

(b) Holders. As of July 29, 2009, there were 25 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board may consider.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a development stage corporation with limited operations and have very limited revenues from our business operations since our incorporation in April 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below and we ceased our exploration activities and became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

As of May 2008, we discontinued our mining efforts, we have no employees and our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

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

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

EQUIPMENT AND EMPLOYEES

As of May 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended May 31, 2009 Compared to the Fiscal Year Ended May 31, 2008

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended May 31, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the fiscal years ended May 31, 2009 and 2008 were $40,561 and $75,665, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The decrease in expenses in 2009 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At May 31, 2009, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At May 31, 2009, we had cash of $9,351 and working capital of $1,864.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2009.

Off-Balance Sheet Arrangements

As of May 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Mattmar have been detected.

     (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

     (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of July 29, 2009:

Name	Age	Title
Arnold P. Kling	51	President and director
Kirk M. Warshaw	51	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since May 2008. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer since May 2008 and secretary since September 2008. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and a director and the chief financial officer of 24Holdings Inc. (OTCBB:TWFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended May 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 29, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner	Owned (1)	Ownership
R&R Biotech Partners, LLC
1251 Avenue of the Americas – 20th Floor
New York, NY 10020
Attention: David Horin, CFO	786,667	59.0%

Moyo Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue – 11th Floor
New York, NY 10019	193,334	14.5%

Arnold P. Kling (3)
712 Fifth Avenue – 11th Floor
New York, NY 10019	193,334	14.5%

Kirk M. Warshaw (4)
15 Linden Drive
Madison, NJ 07940	53,333	4.0%

All Directors and Officers (2 persons) as a group	246,667	18.5%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 29, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and sole director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Includes all the shares held by Moyo Partners, LLC.

(4)	Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended May 31, 2009, R&R Biotech Partners, LLC contributed capital to us in the amount of $8,000.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $10,500 and $7,500 to De Joya Griffith & Company, LLC, our current independent accountants, for the years ended May 31, 2009 and 2008, respectively.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

     (a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

  Report of Independent Registered Public Accounting Firm
  Balance Sheets at May 31, 2009 and 2008
  Statements of Operations for the years ended May 31, 2009 and 2008 and for the period from April 18, 2006 (Inception) to May 31, 2009
  Statement of Stockholders’ Equity for the period from April 18, 2006 (Date of Inception) to May 31, 2009
  Statements of Cash Flows for the years ended May 31, 2009 and 2008 and for the period from April 18, 2006 (Date of Inception) to May 31, 2009
  Notes to Financial Statements

     2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
No.	Description

3.1	Certificate of Incorporation, effective as of July 9, 2008*
3.2	By-Laws *
3.3	Certificate of Amendment of the Certificate of Incorporation, effective as of July 30, 2009 *
3.4	Certificate of Correction of the Certificate of Amendment*
10.1	Occupancy Agreement between Mattmar and Kirk M. Warshaw, LLC (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended February 28, 2009, and incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTMAR MINERALS, INC
Date: July 29, 2009
	By:	/s/Arnold P. Kling
Arnold P. Kling, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2009

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: July 29, 2009

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATTMAR MINERALS, INC
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mattmar Minerals, Inc.
(A Development Stage Enterprise)
Chatham, New Jersey

We have audited the accompanying balance sheets of Mattmar Minerals, Inc (A Development Stage Enterprise) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattmar Minerals, Inc. (A Development Stage Enterprise) as of May 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC
Henderson, Nevada
July 24, 2009

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS
(Audited)

ASSETS	May 31,	May 31,
	2009	2008
Current Assets
Cash and cash equivalents	$9,351	$43,147
Prepaid expense	167	-

Total current assets	9,518	43,147

TOTAL ASSETS	$9,518	$43,147

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,654	$8,722
Total current liabilities	7,654	8,722

TOTAL LIABILITIES	7,654	8,722

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized,
1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	130,666	122,666
Deficit accumulated during development stage	(130,136)	(89,575)

TOTAL STOCKHOLDERS' EQUITY	1,864	34,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,518	$43,147

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			For the period from
			April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	Through
	2009	2008	May 31, 2009
Expenses
Professional fees	$37,041	$60,000	$110,426
Regulatory and filing fees	2,650	3,264	9,144
Other expenses	870	12,401	18,360
Total operating expenses	40,561	75,665	137,930

Other income (expense)
Debt forgiveness	-	7,794	7,794
Total other income (expense)	-	7,794	7,794
Net loss	$(40,561)	$(67,871)	$(130,136)

Net loss per share - basic	$(0.03)	(0.05)
Weighted average shares outstanding - basic	1,333,334	1,302,560

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from April 18, 2006 (Date of Inception) through May 31, 2009
(Audited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008	-	-	1,333,334	1,334	$122,666	$(89,575)	$34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009	-	$-	1,333,334	$1,334	$130,666	$(130,136)	$1,864

	The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			For the period from
			April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	To
	2009	2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,561)	$(67,871)	$(130,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	(7,794)	(7,794)
Changes in operating assets and liabilities
Increase in prepaids	(167)	-	(167)
Increase (decrease) in accrued expenses	(1,068)	14,099	15,448
NET CASH USED IN OPERATING ACTIVITIES	(41,796)	(61,566)	(122,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,000	52,000
Contributed capital	8,000	72,000	80,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	84,000	132,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,796)	22,434	9,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF	43,147	20,713	-
PERIOD
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,351	43,147	$9,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF COMPANY

THE COMPANY’S HISTORY

Mattmar Minerals, Inc. (“we”, “our”, “us,” “Mattmar” or the “Company”) was incorporated in Nevada on April 18, 2006. We were an exploration stage company that owned certain mineral rights in Canada. The rights were deemed to have limited value during the fiscal year ended May 31, 2008. In May 2008, there was a change in control, as detailed below and we ceased our exploration activities and became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

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

On July 30, 2009, the Company will put into effect a reverse stock split of the outstanding shares of its common stock, with a par value of $0.001 per share (“Common Stock”), on the basis of one (1) new share of Common Stock for each 10 shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,667 shares of Common Stock for aggregate gross proceeds to the Company of $12,000.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R Biotech Partners, LLC, 786,667 shares of Common Stock for a price of $138,000 and returned to the Company for cancellation his remaining 213,333 shares of Common Stock.

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

As of May 31, 2009, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”). All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Since May 9, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $130,136 and has no sales from inception (April 18, 2006) to May 31, 2009, and has working capital of $1,864 at May 31, 2009. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet. We consider the carrying value of accrued expenses in the financial statements to approximate their fair value because of their short term nature.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Income Taxes - The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Equity Based Compensation – Mattmar adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

Net Loss per Share - Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

New Accounting Pronouncements

December 2007, the FASB issued SFAS 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

New Accounting Pronouncements (continued)

have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of FAS 160 did not have a significant impact on our financial statements.

In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FSAB issued SFAS No. 165, Subsequent Events, SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our financial statements.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

New Accounting Pronouncements (continued)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean May 2011 for companies that are on fiscal year end May 31. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

NOTE 3 - STOCKHOLDERS’ EQUITY

On July 30, 2009, the Company will put into effect a reverse stock split of the outstanding shares of its Common Stock on the basis of one (1) new share of Common stock for each 10 shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

On April 20, 2006, a total of 1,000,000 shares of Common Stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.01 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 300,000 shares of Common Stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.10 per share for total proceeds of $30,000.

On May 9, 2008, we entered into two Securities Purchase Agreements. The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,667 shares of Common Stock for aggregate gross proceeds to the Company of $12,000.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

NOTE 3 - STOCKHOLDERS’ EQUITY (continued):

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R 786,667 shares of Common Stock for a price of $138,000 and returned to the Company for cancellation his remaining 213,333 shares of Common Stock.

During the year ended May 31, 2009 and the year ended May 31, 2008, R&R contributed $8,000 and $72,000, respectively, to the Company as Additional Paid in Capital.

As of May 31, 2009, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are Common Stock per share and 1,000,000 shares are Preferred Stock. 1,333,334 shares of Common Stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2009, the Company had net operating loss carry-forwards of approximately $131,000 which expire in varying amounts between 2026 and 2029. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $57,247 and $39,157 at May 31, 2009 and 2008, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $18,090 in the year ended May 31, 2009.

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of May 31,	As of May 31,
	2009	2008

Deferred tax assets:
Net operating loss carry-
forwards	$131,000	$89,600

Total deferred tax assets	57,247	39,157

Net deferred tax assets
before valuation
allowance	57,247	39,157
Less: Valuation allowance	(57,247)	(39,157)

Net deferred tax assets	$—	$—

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2009 and 2008

NOTE 4 – INCOME TAXES (continued)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of May 31,	As of May 31,
	2009	2008

Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(8.7%)	(8.7%)

Change in valuation allowance on deferred tax assets	43.7%	43.7%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – SUBSEQUENT EVENTS

On July 30, 2009, the Company will put into effect a reverse stock split of its outstanding shares of Common Stock on the basis of one (1) new share of Common stock for each 10 shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.