Form 10-Q
period 2009-08-31
MATTMAR MINERALS INC
filed 2009-10-09
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 000-53191

MATTMAR MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4718599
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Linden Drive
Madison, NJ 07940
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 8, 2009.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

ASSETS	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$2,709	$9,351
Prepaid expense	167	167

Total current assets	2,876	9,518

TOTAL ASSETS	$2,876	$9,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,404	$7,654
Total current liabilities	5,404	7,654

TOTAL LIABILITIES	5,404	7,654

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	137,666	130,666
Deficit accumulated during development stage	(141,528)	(130,136)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,528)	1,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,876	$9,518

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Inception (April 18, 2006) to August 31, 2009
	Three Months Ended
	August 31, 2009	August 31, 2008
Expenses
Professional fees	$10,068	$10,470	$120,494
Regulatory and filing fees	750	650	9,894
Other expenses	574	25	18,934
Total operating expenses	11,392	11,145	149,322

Other income
Debt forgiveness	-	-	7,794
Total other income (expense)	-	-	7,794
Net loss	$(11,392)	$(11,145)	$(141,528)

Net loss per share – basic	$(0.01)	$(0.01)
Weighted average shares outstanding - basic	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
Inception (April 18, 2006) through August 31, 2009
(Unaudited)

						Deficit Accumulated During the Development Stage
					Additional Paid-in Capital		Total Stockholders’ Equity
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)

Balance at May 31, 2006 (Audited)	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)

Balance at May 31, 2007 (Audited)	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)

Balance at May 31, 2008 (Audited)	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)

Balance at May 31, 2009 (Audited)	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(11,392)	(11,392)

Balance at August 31, 2009 (Unaudited)	-	$-	1,333,334	$1,334	$137,666	$(141,528)	$(2,528)

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Three Months Ended		(April 18, 2006)
	August 31,		to
	2009	2008	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,392)	$(11,145)	$(141,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase in prepaids	-	-	(167)
Increase (decrease) in accrued expenses	(2,250)	(942)	13,198

NET CASH USED IN OPERATING ACTIVITIES	(13,642)	(12,087)	(136,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	7,000	-	87,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	-	139,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,642)	(12,087)	2,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,351	43,147	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,709	$31,060	$2,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)
NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of August 31, 2009 and May 31, 2009, the results of its operations for the three months ended August 31, 2009 and 2008 and cash flows for the three months ended August 31, 2009 and 2008. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying Financial Statements of Mattmar Minerals, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

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

On July 30, 2009, the Company put into effect a reverse stock split of the outstanding shares of its common stock, with a par value of $0.001 per share (“Common Stock”), on the basis of one (1) new share of Common Stock for each 10 shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard (“FASB”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)
NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

As shown in the accompanying financial statements, the Company has accumulated losses of $141,528 from inception (April 18, 2006) to August 31, 2009, has negative working capital of approximately $2,528 and has no sales. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of August 31, 2009, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock). All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY

On July 30, 2009, the Company effected a reverse stock split on the basis of one (1) new share of Common Stock for each 10 shares of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

On April 20, 2006, a total of 1,000,000 shares of the Company’s common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.01 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 300,000 shares of the Company’s common stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.1 per share for total proceeds of $30,000.

On the May 9, 2008, we entered into two Securities Purchase Agreements. The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,667 shares of our Common Stock for aggregate gross proceeds to the Company of $12,000.

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

During the years ended May 31, 2009 and 2008, respectively, R&R contributed $8,000 and $72,000 to the Company as Additional Paid in Capital. During the three months ended August 31, 2009, R&R contributed $7,000 to the Company as Additional Paid in Capital.

As of August 31, 2009, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share. 1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2009, the Company had net operating loss carry-forwards of approximately $142,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, including some statements in “Management’s Discussion and Analysis and Results of Operation” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-K filed with the SEC for the year ended May 31, 2009 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,667 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross proceeds to us of $12,000.

Pursuant to the Selling Stockholder Agreement, Sean Mitchell, who immediately before the closing was our sole director, our President, Chief Financial Officer, Secretary and Treasurer and the owner of approximately 77% of our issued and outstanding Common Stock, sold to R&R Biotech Partners, LLC, 786,667 shares of Common Stock for a price of $138,000 and returned to us for cancellation his remaining 213,333 shares of Common Stock.

Also pursuant to the terms of the Agreements, on the Effective Date, Mr. Mitchell (i) elected Arnold P. Kling as the sole director of Mattmar and (ii) resigned as sole director and from all his positions with Mattmar. At the same time, Arnold P. Kling was appointed as President and Secretary, and Kirk Warshaw was appointed as Chief Financial Officer of Mattmar. In September 2008, Mr. Warshaw replaced Mr. Kling as our Secretary.

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
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

EQUIPMENT AND EMPLOYEES

As of August 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED AUGUST31, 2009 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2008

We are a development stage corporation with limited operations and did not have any revenues during the three months ended August 31, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the three months ended August 31, 2009 and 2008 were $11,392 and $11,145, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At August 31, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of August 31, 2009, we had cash on hand of $2,709 and negative working capital of $2,528.

Since May 9, 2008, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2009.

Off-Balance Sheet Arrangements

As of August 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.3	Certificate of Amendment of the Certificate of Incorporation, effective as of July 30, 2009 (1)
3.4	Certificate of Correction of the Certificate of Amendment (1)
31.1	President’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	President’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer’s Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith
(1)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the period ended May 31, 2009, and incorporated herein by reference.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattmar Minerals, Inc.

Dated: October 8, 2009	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 8, 2009	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)