Form 10-Q
period 2009-11-30
MATTMAR MINERALS INC
filed 2010-01-12
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: November 30, 2009

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of January 12, 2010.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009 (audited)	3

Statements of Operations for the Three and Six Months Ended November 30, 2009 and November 30, 2008 and from Inception (April 18, 2006) to November 30, 2009 (unaudited)	4

Statement of Stockholders’ Equity for the period from Inception (April 18, 2006) to November 30, 2009 (unaudited)	5

Statements of Cash Flows for the Six Months Ended November 30, 2009 and November 30, 2008 and for the period from Inception (April 18, 2006) to November 30, 2009 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2009	May 31, 2009

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$15,561	$9,351
Prepaid expense	—	167

Total current assets	15,561	9,518

TOTAL ASSETS	$15,561	$9,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,932	$7,654

Total current liabilities	7,932	7,654

TOTAL LIABILITIES	7,932	7,654

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	152,666	130,666
Deficit accumulated during development stage	(146,371)	(130,136)

TOTAL STOCKHOLDERS’ EQUITY	7,629	1,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,561	$9,518

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		For the period from Date of Inception (April 18, 2006) to November 30, 2009

	2009	2008	2009	2008

Expenses
Professional fees	$3,850	$14,742	$13,918	$25,213	$124,344
Regulatory and filing fees	450	500	1,200	1,150	10,344
Other expenses	543	—	1,117	25	19,477

Total operating expenses	4,843	15,242	16,235	26,388	154,165

Other income (expense)
Debt forgiveness	—	—	—	—	7,794

Total other income (expense)	—	—	—	—	7,794

Net loss	(4,843)	(15,242)	(16,235)	(26,388)	$(146,371)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from Date of Inception (April 18, 2006) through November 30, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance at April 18, 2006 (Inception)	—	$—	—	$—	$—	$—	$—
Common shares issued	—	—	1,000,000	1,000	9,000	—	10,000
Net loss	—	—	—	—	—	(5,539)	(5,539)

Balance at May 31, 2006 (Audited)	—	—	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	—	—	300,000	300	29,700	—	30,000
Net loss	—	—	—	—	—	(16,165)	(16,165)

Balance at May 31, 2007 (Audited)	—	—	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	—	—	(213,333)	(213)	213	—	—
Common shares issued	—	—	246,667	247	11,753	—	12,000
Contributed capital	—	—	—	—	72,000	—	72,000
Net Loss	—	—	—	—	—	(67,871)	(67,871)

Balance at May 31, 2008 (Audited)	—	—	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	—	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	—	(40,561)	(40,561)

Balance at May 31, 2009 (Audited)	—	—	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	—	—	—	—	22,000	—	22,000
Net loss	—	—	—	—	—	(16,235)	(16,235)

Balance at November 30, 2009 (Unaudited)	—	$—	1,333,334	$1,334	$152,666	$(146,371)	$7,629

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from Date of Inception (April 18, 2006) to November 30, 2009

	Six Months Ended November 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,235)	$(26,388)	$(146,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	—	—	(7,794)
Changes in operating assets and liabilities
Decrease in prepaids	167	—	—
Increase (decrease) in accrued expenses	278	(2,442)	15,726

NET CASH USED IN OPERATING ACTIVITIES	(15,790)	(28,830)	(138,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	52,000
Contributed capital	22,000	—	102,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,000	—	154,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,210	(28,830)	15,561

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,351	43,147	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,561	$14,317	$15,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of November 30, 2009 and May 31, 2009, the results of its operations for the three and six months ended November 30, 2009 and 2008 and cash flows for the six months ended November 30, 2009 and 2008. The results of operations for the six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities”.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
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

As shown in the accompanying financial statements, the Company has accumulated losses of $146,371 from inception (April 18, 2006) to November 30, 2009, has working capital of approximately $7,629 and has no sales. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
November 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of November 30, 2009, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock). All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Fair Value of Financial Instruments – In accordance with accounting guidance we are required to estimate the fair value of all financial instruments included on our balance sheet. We consider the carrying value of accrued expenses in the financial statements to approximate their fair value because of their short term nature.

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

Equity Based Compensation – The accounting guidance for share based payments requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

Net Loss per Share - Net loss per share is calculated in accordance with the guidance issued by the Financial Accounting Standards Board for “Earnings Per Share”. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

New Accounting Pronouncements - Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

During the years ended May 31, 2009 and 2008, respectively, R&R contributed $8,000 and $72,000 to the Company as Additional Paid in Capital. During the six months ended November 30, 2009, R&R contributed $22,000 to the Company as Additional Paid in Capital.

As of November 30, 2009, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share. 1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

NOTE 4 – INCOME TAXES (continued):

As of November 30, 2009, the Company had net operating loss carry-forwards of approximately $146,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 11, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,666 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross proceeds to us of $12,000.

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

EQUIPMENT AND EMPLOYEES

As of November 30, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2008

We are a development stage corporation with limited operations and did not have any revenues during the three months ended November 30, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the three month periods ended November 30, 2009 and 2008 were $4,843 and $15,242, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

CONTINUING OPERATING EXPENSES FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2008

We are a development stage corporation with limited operations and did not have any revenues during the six month periods ended November 30, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the six months ended November 30, 2009 and 2008 were $16,235 and $26,388, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At November 30, 2009, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of November 30, 2009, we had cash on hand of $15,561 and working capital of $7,629.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2009.

Off-Balance Sheet Arrangements

As of November 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Mattmar Minerals, Inc.

Dated: January 12, 2010	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: January 12, 2010	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)