Form 10-Q
period 2010-02-28
MATTMAR MINERALS INC
filed 2010-04-06
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-53191

MATTMAR MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4718599
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

133 Summit Avenue, Suite 22
Summit, NJ 07901
(Address of principal executive offices and zip code)

973-635-4047
(Issuer’s telephone number)

15 Linden Drive, Madison, NJ 07940
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of April 6, 2010.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009 (audited)	3

Statements of Operations for the Three and Nine Months Ended February 28, 2010 and February 28, 2009 and from Inception (April 18, 2006) to February 28, 2010 (unaudited)	4

Statement of Stockholders’ Equity for the period from Inception (April 18, 2006) to February 28, 2010 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended February 28, 2010 and February 28, 2009 and for the period from Inception (April 18, 2006) to February 28, 2010 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2010	May 31, 2009

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,357	$9,351
Prepaid expense	—	167

Total current assets	9,357	9,518

TOTAL ASSETS	$9,357	$9,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,265	$7,654
Accounts payable – related party	333	—

Total current liabilities	6,598	7,654

TOTAL LIABILITIES	6,598	7,654

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	152,666	130,666
Deficit accumulated during development stage	(151,241)	(130,136)

TOTAL STOCKHOLDERS’ EQUITY	2,759	1,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,357	$9,518

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from Date of Inception (April 18, 2006) to February 28, 2010
	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Expenses
Professional fees	$3,850	$5,130	$17,768	$30,343	$128,194
Regulatory and filing fees	500	500	1,700	1,650	10,844
Other expenses	520	—	1,637	25	19,997

Total operating expenses	4,870	5,630	21,105	32,018	159,035

Other income (expense)
Debt forgiveness	—	—	—	—	7,794

Total other income (expense)	—	—	—	—	7,794

Net loss	(4,870)	(5,630)	(21,105)	(32,018)	$(151,241)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from Date of Inception (April 18, 2006) through February 28, 2010
(Unaudited)

						Deficit Accumulated During the Development Stage

	Preferred Stock		Common Stock		Additional Paid-in Capital		Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance at April 18, 2006 (Inception)	—	$—	—	$—	$—	$—	$—
Common shares issued	—	—	1,000,000	1,000	9,000	—	10,000
Net loss	—	—	—	—	—	(5,539)	(5,539)

Balance at May 31, 2006 (Audited)	—	—	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	—	—	300,000	300	29,700	—	30,000
Net loss	—	—	—	—	—	(16,165)	(16,165)

Balance at May 31, 2007 (Audited)	—	—	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	—	—	(213,333)	(213)	213	—	—
Common shares issued	—	—	246,667	247	11,753	—	12,000
Contributed capital	—	—	—	—	72,000	—	72,000
Net Loss	—	—	—	—	—	(67,871)	(67,871)

Balance at May 31, 2008 (Audited)	—	—	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	—	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	—	(40,561)	(40,561)

Balance at May 31, 2009 (Audited)	—	—	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	—	—	—	—	22,000	—	22,000
Net loss	—	—	—	—	—	(21,105)	(21,105)

Balance at February 28, 2010 (Unaudited)	—	$—	1,333,334	$1,334	$152,666	$(151,241)	$2,759

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from Date of Inception (April 18, 2006) to February 28, 2010
	Nine Months Ended February 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,105)	$(32,018)	$(151,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	—	—	(7,794)
Changes in operating assets and liabilities
Decrease in prepaids	167	—	—
Increase (decrease) in accrued expenses	(1,056)	(2,497)	14,392

NET CASH USED IN OPERATING ACTIVITIES	(21,994)	(34,515)	(144,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	52,000
Contributed capital	22,000	—	102,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,000	—	154,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6	(34,515)	9,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,351	43,147	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,357	$8,632	$9,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of February 28, 2010 and May 31, 2009, the results of its operations for the three and nine months ended February 28, 2010 and 2009 and cash flows for the nine months ended February 28, 2010 and 2009. The results of operations for the nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
February 28, 2010
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

As shown in the accompanying financial statements, the Company has accumulated losses of $151,241 from inception (April 18, 2006) to February 28, 2010. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
February 28, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of February 28, 2010, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock). All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Equity Based Compensation – The accounting guidance for share based payments requires companies to expense the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

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
February 28, 2010
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

During the years ended May 31, 2009 and 2008, respectively, R&R contributed $8,000 and $72,000 to the Company as Additional Paid in Capital. During the nine months ended February 28, 2010, R&R contributed $22,000 to the Company as Additional Paid in Capital.

As of February 28, 2010, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share. 1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

NOTE 4 – INCOME TAXES (continued):

As of February 28, 2010, the Company had net operating loss carry-forwards of approximately $151,000 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company pays Kirk Warshaw, Chief Financial Officer of the Company, rent payments of $500 per quarter. For the nine months ended February 28, 2010, the Company has paid Kirk M. Warshaw $1,167 in rent expense and as of February 28, 2010, has a related party account payable amount of $333.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 1, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

EQUIPMENT AND EMPLOYEES

As of February 28, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three months ended February 28, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three month periods ended February 28, 2010 and 2009 were $4,870 and $5,630, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

CONTINUING OPERATING EXPENSES FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2009

We are a development stage corporation with limited operations and did not have any revenues during the nine month periods ended February 28, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the nine months ended February 28, 2010 and 2009 were $21,105 and $32,018, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At February 28, 2010, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of February 28, 2010, we had cash on hand of $9,357 and working capital of $2,759.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2010.

Off-Balance Sheet Arrangements

As of February 28, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

* Included herewith

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattmar Minerals, Inc.

Dated: April 6, 2010	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 6, 2010	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)