Form 10-K
period 2010-05-31
MATTMAR MINERALS INC
filed 2010-07-20
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

Commission file number:  000-53191

MATTMAR MINERALS, INC
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4718599
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

133 Summit Avenue
Suite 22
Summit, NJ 07901
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒ No ☐

As of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established.

As of July 15, 2010, 1,333,334 shares of the registrant's common stock were outstanding.

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

As of May 31, 2010, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”).  All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

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

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary.  We occupy our principal offices on a month to month basis.  On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices.  We do not own or intend to invest in any real property.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol "MTTM".  To date, there has not been an active trading market.

(b) Holders. As of July 15, 2010, there were 25 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of May 31, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended May 31, 2010 Compared to the Fiscal Year Ended May 31, 2009

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended May 31, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the fiscal years ended May 31, 2010 and 2009 were $30,750 and $40,561, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decrease in expenses in 2010 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At May 31, 2010, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At May 31, 2010, we had cash of $11,576 and working capital of $3,114.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2010.

Off-Balance Sheet Arrangements

As of May 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of May 31, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of July 15, 2010:

Name	Age	Title

Arnold P. Kling	52	President and director
Kirk M. Warshaw	52	Chief financial officer and secretary

Arnold P. Kling.  Mr. Kling has served as our president and a director since May 2008.  Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a Director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer since May 2008 and secretary since September 2008.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a Director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company) and Protalex, Inc. (OTCBB: PRTX), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC.  Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended May 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended May 31, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of July 15, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	786,667	59.0%

Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	193,334	14.5%

Arnold P. Kling (3) 712 Fifth Avenue – 11th Floor New York, NY 10019	193,334	14.5%

Kirk M. Warshaw (4) 133 Summit Avenue, Suite 22 Summit, NJ 07901	53,333	4.0%

All Directors and Officers (2 persons) as a group	246,667	18.5%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 15, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended May 31, 2010, R&R Biotech Partners, LLC contributed capital to us in the amount of $32,000.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $8,500 and $10,500 to De Joya Griffith & Company, LLC, our current independent accountants, for the years ended May 31, 2010 and 2009, respectively.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at May 31, 2010 and 2009
•	Statements of Operations for the years ended May 31, 2010 and 2009 and for the period from Inception (April 18, 2006) to May 31, 2010
•	Statement of Stockholders’ Equity for the period from Inception (April 18, 2006) to May 31, 2010
•	Statements of Cash Flows for the years ended May 31, 2010 and 2009 and for the period from Inception (April 18, 2006) to May 31, 2010
•	Notes to Financial Statements

        2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

        3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Incorporation, effective as of July 9, 2008(2)
3.2	By-Laws (2)
3.3	Certificate of Amendment of the Certificate of Incorporation, effective as of July 30, 2009 (2)
3.4	Certificate of Correction of the Certificate of Amendment (2)
10.1	Occupancy Agreement between Mattmar and Kirk M. Warshaw, LLC (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
____________________________
*Included herewith

(1)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended February 28, 2009, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the company’s annual report on Form 10-K for the period ended May 31, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTMAR MINERALS, INC

Date: July 15, 2010

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2010

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: July 15, 2010

/s/Kirk M. Warshaw	.
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATTMAR MINERALS, INC
 (A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Mattmar Minerals, Inc.
Chatham, New Jersey

We have audited the accompanying balance sheets of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
July 14, 2010

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS
(Audited)

	May 31,	May 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$11,576	$9,351
Prepaid expense	-	167

Total current assets	11,576	9,518

TOTAL ASSETS	$11,576	$9,518

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,629	$7,654
Accounts payable - related party	833	-
Total current liabilities	8,462	7,654

TOTAL LIABILITIES	8,462	7,654

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	162,666	130,666
Deficit accumulated during development stage	(160,886)	(130,136)

TOTAL STOCKHOLDERS' EQUITY	3,114	1,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,576	$9,518

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	Through
	2010	2009	May 31, 2010
Expenses
Professional fees	$25,545	$37,041	$135,971
Regulatory and filing fees	3,033	2,650	12,177
Other expenses	2,172	870	20,532
Total operating expenses	30,750	40,561	168,680

Other income
Debt forgiveness	-	-	7,794
Total other income	-	-	7,794
Net loss	$(30,750)	$(40,561)	$(160,886)

Net loss per share – basic	$(0.02)	$(0.03)
Weighted average shares outstanding – basic	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from April 18, 2006 (Date of Inception) through May 31, 2010
(Audited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010	-	$-	1,333,334	$1,334	$162,666	$(160,886)	$3,114

 The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	To
	2010	2009	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,750)	$(40,561)	$(160,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
(Increase) decrease in prepaids	167	(167)	(167)
Increase (decrease) in accrued expenses	(25)	(1,068)	15,423
Increase in accounts payable – related party	833	-	833
NET CASH USED IN OPERATING ACTIVITIES	(29,775)	(41,796)	(152,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	32,000	8,000	112,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,000	8,000	164,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,225	(33,796)	11,576

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,351	43,147	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,576	$9,351	$11,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2010 and 2009

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
Years ended May 31, 2010 and 2009

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

As of May 31, 2010, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”). All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.
THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities".

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

The accompanying financial statements have been prepared for the Company as a going concern. As shown in the accompanying financial statements, the Company has accumulated losses of $160,886 and has no sales from inception (April 18, 2006) to May 31, 2010. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2010 and 2009

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

Net Loss per Share - Net loss per share is calculated in accordance with the guidance issued by the Financial Accounting Standards Board for "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

New Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2010 and 2009

NOTE 3 - STOCKHOLDERS’ EQUITY (Continued):

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

During the year ended May 31, 2010 and the year ended May 31, 2009, R&R contributed $32,000 and $8,000, respectively, to the Company as Additional Paid in Capital. R&R is a majority stockholder of the Company and as such, is able to exercise control over matters requiring stockholder approval.

As of May 31, 2010, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are Common Stock per share and 1,000,000 shares are Preferred Stock. 1,333,334 shares of Common Stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2010, the Company had net operating loss carry-forwards of approximately $161,000 which expire in varying amounts between 2026 and 2030. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $70,357 and $57,247 at May 31, 2010 and 2009, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $13,110 in the year ended May 31, 2010.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2010 and 2009

NOTE 4 – INCOME TAXES (Continued):

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:
	As of May 31, 2010	As of May 31, 2009

Deferred tax assets:
Net operating loss carry-forwards	$161,000	$131,000

Total deferred tax assets	70,357	57,247

Net deferred tax assets before valuation allowance	70,357	57,247
Less: Valuation allowance	(70,357)	(57,247)

Net deferred tax assets	$—	$—

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of May 31, 2010	As of May 31, 2009

Statutory federal income tax	(35.0)%	(35.0)%
Statutory state income tax	(8.7)%	(8.7)%

Change in valuation allowance on deferred tax assets	43.7%	43.7%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company pays the LLC rent payments of $500 per quarter. Kirk Warshaw, our chief financial officer, is a managing member of the LLC. For the year ended May 31, 2010, the Company has paid the LLC $1,167 in rent expense and as of May 31, 2010, has a related party account payable amount of $833.