Form 10-Q
period 2010-08-31
MATTMAR MINERALS INC
filed 2010-10-05
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: August 31, 2010

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
(Issuer's telephone number)

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
Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 5, 2010.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements

Balance Sheets as of August 31, 2010 (unaudited) and May 31, 2010 (audited)		3

Statements of Operations for the Three Months Ended August 31, 2010 and August 31, 2009 and from Inception (April 18, 2006) to August 31, 2010 (unaudited)		4

Statement of Stockholders' Equity (Deficit) for the period from Inception (April 18, 2006) to August 31, 2010 (unaudited)		5

Statements of Cash Flows for the Three Months Ended August 31, 2010 and August 31, 2009 and for the period from Inception (April 18, 2006) to August 31, 2010 (unaudited)		6

Notes to Financial Statements (unaudited)		7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS	15

SIGNATURES		16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	August 31,	May 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$3,018	$11,576

Total current assets	3,018	11,576

TOTAL ASSETS	$3,018	$11,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,275	$7,629
Accounts payable - related party	1,333	833
Total current liabilities	5,608	8,462

TOTAL LIABILITIES	5,608	8,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	162,666	162,666
Deficit accumulated during development stage	(166,590)	(160,886)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,590)	3,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,018	$11,576

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	Three Months Ended		Date of Inception
	August 31,	August 31,	(April 18, 2006) to
	2010	2009	August 31, 2010
Expenses
Professional fees	$4,135	$10,068	$140,106
Regulatory and filing fees	1,010	750	13,187
Other expenses	559	574	21,091
Total operating expenses	5,704	11,392	174,384

Other income
Debt forgiveness	-	-	7,794
Total other income	-	-	7,794
Net loss	$(5,704)	$(11,392)	$(166,590)

Net loss per share – basic	$(0.00)	$(0.01)
Weighted average shares outstanding – basic	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Date of Inception (April 18, 2006) through August 31, 2010
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006 (Audited)	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007 (Audited)	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008 (Audited)	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009 (Audited)	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010 (Audited)	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,704)	(5,704)
Balance at August 31, 2010 (Unaudited)	-	$-	1,333,334	$1,334	$162,666	$(166,590)	$(2,590)

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			Date of Inception
	Three Months Ended		(April 18, 2006)
	August 31,		to
	2010	2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,704)	$(11,392)	$(166,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(3,354)	(2,250)	12,069
Increase in accounts payable-related party	500	-	1,333
NET CASH USED IN OPERATING ACTIVITIES	(8,558)	(13,642)	(160,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	-	7,000	112,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	7,000	164,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,558)	(6,642)	3,018

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,576	9,351	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,018	$2,709	$3,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of August 31, 2010 and May 31, 2010, the results of its operations for the three months ended August 31, 2010 and 2009 and cash flows for the three months ended August 31, 2010 and 2009.  The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying Financial Statements of Mattmar Minerals, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.

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
August 31, 2010
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

As shown in the accompanying financial statements, the Company has accumulated losses of $166,590 from inception (April 18, 2006) to August 31, 2010.  The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
August 31, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company.  However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of August 31, 2010, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock).  All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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
August 31, 2010
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

On April 20, 2006, a total of 1,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.01 per share for total proceeds of $10,000.

Effective September 18, 2006, a total of 300,000 shares of the Company's common stock were issued to 22 shareholders pursuant to stock subscription agreements at $0.01 per share for total proceeds of $30,000.

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

During the years ended May 31, 2010 and 2009, respectively, R&R contributed $32,000 and $8,000 to the Company as Additional Paid in Capital.

As of August 31, 2010, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share.  1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2010, the Company had net operating loss carry-forwards of approximately $167,000 which expire in varying amounts between 2026 and 2030.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices.  The agreement provides for quarterly payments from the Company to the LLC of $500.  The effective date of the agreement is January 1, 2009.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2010, the Company has a related party account payable amount of $1,333 for rent owed but not yet paid to Kirk M. Warshaw, LLC.

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

In our Form 10-K filed with the SEC for the year ended May 31, 2010 and in the footnotes to the unaudited financial statements, included elsewhere in this Report, we have identified critical accounting policies and estimates for our business.

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

The closing of the transactions set forth in the Agreements was completed on May 12, 2008. Pursuant to the Company Agreement, Moyo and Warshaw purchased an aggregate of 246,666 shares of our common stock, par value $0.001 per share (the "Common Stock") for aggregate gross proceeds to us of $12,000.

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

EQUIPMENT AND EMPLOYEES

As of August 31, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED AUGUST 31, 2010 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three months ended August 31, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three month periods ended August 31, 2010 and 2009 were $5,704 and $11,392, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decline in operating expenses from 2009 to 2010 is due to lower professional fees in 2010 than had been incurred in 2009 when we affected the reverse stock split.

Liquidity and Capital Resources

At August 31, 2010, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  As of August 31, 2010, we had cash on hand of $3,018 and negative working capital of $2,590.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2010.

Off-Balance Sheet Arrangements

As of August 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Mattmar Minerals, Inc.

Dated: October 5, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 5, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)