Form 10-Q
period 2010-11-30
MATTMAR MINERALS INC
filed 2010-12-27
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: November 30, 2010

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
Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of December 23, 2010.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2010 (audited)	3

Statements of Operations for the Three and Six Months Ended
November 30, 2010 and November 30, 2009 and from Inception
(April 18, 2006) to November 30, 2010 (unaudited)	4

Statement of Stockholders' Equity (Deficit) for the period from Inception
(April 18, 2006) to November 30, 2010 (unaudited)	5

Statements of Cash Flows for the Six Months Ended
November 30, 2010 and November 30, 2009 and for the period from
Inception (April 18, 2006) to November 30, 2010 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	November 30,	May 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$8,461	$11,576

Total current assets	8,461	11,576

TOTAL ASSETS	$8,461	$11,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,275	$7,629
Accounts payable - related party	1,833	833
Total current liabilities	9,108	8,462

TOTAL LIABILITIES	9,108	8,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized,
1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	169,666	162,666
Deficit accumulated during development stage	(171,647)	(160,886)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(647)	3,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,461	$11,576

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three Months Ended		Six Months Ended		Inception (April 18, 2006)
	November 30,		November 30,		to
	2010	2009	2010	2009	November 30, 2010
Expenses
Professional fees	$3,750	$3,850	$7,885	$13,918	$143,856
Regulatory and filing fees	750	450	1,760	1,200	3,937
Other expenses	557	543	1,116	1,117	21,648
Total operating expenses	5,057	4,843	10,761	16,235	179,441

Other income
Debt forgiveness	-	-	-	-	7,794
Total other income	-	-	-	-	7,794
Net loss	(5,057)	(4,843)	(10,761)	(16,235)	$(171,647)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Date of Inception (April 18, 2006) through November 30, 2010
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006 (Audited)	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007 (Audited)	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008 (Audited)	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009 (Audited)	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010 (Audited)	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(10,761)	(10,761)
Balance at November 30, 2010 (Unaudited)	-	$-	1,333,334	$1,334	$169,666	$(171,647)	$(647)

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended November 30,		For the period from Inception (April 18, 2006) to
	2010	2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,761)	$(16,235)	$(171,647)
Adjustments to reconcile net loss to net cash used in operating activities: Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(354)	(167)	7,275
Increase in accounts payable-related party	1,000	278	1,833
NET CASH USED IN OPERATING ACTIVITIES	(10,115)	(15,790)	(162,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	7,000	22,000	119,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	22,000	171,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,115)	6,210	8,461

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,576	9,351	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,461	$15,561	$8,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of November 30, 2010, the results of its operations for the three and six months ended November 30, 2010 and 2009 and cash flows for the six months ended November 30, 2010 and 2009.  The results of operations for the three and six months ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
NOTE 1 - DESCRIPTION OF COMPANY (continued):

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $171,647 from inception (April 18, 2006) to November 30, 2010.  The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of November 30, 2010, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock).  All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
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

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
NOTE 3 – STOCKHOLDERS’ EQUITY (continued):

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

During the year ended May 31, 2010 R&R contributed $32,000 to the Company as Additional Paid in Capital.  During the six months ended November 30, 2010, R&R contributed $7,000 to the Company as Additional Paid in Capital.

As of November 30, 2010, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share.  1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of November 30, 2010, the Company had net operating loss carry-forwards of approximately $172,000 which expire in varying amounts between 2026 and 2028.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices.  The agreement provides for quarterly payments from the Company to the LLC of $500.  The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2010, the Company has a related party account payable amount of $1,833 for rent owed but not yet paid to Kirk M. Warshaw, LLC.

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

EQUIPMENT AND EMPLOYEES

As of November 30, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the three months ended November 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the three month periods ended November 30, 2010 and 2009 were $5,057 and $4,843, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

CONTINUING OPERATING EXPENSES FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the six months ended November 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the six month periods ended November 30, 2010 and 2009 were $10,761 and $16,235, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decline in operating expenses from 2009 to 2010 is due to lower professional fees in 2010 than had been incurred in 2009 when we affected the reverse stock split.

Liquidity and Capital Resources

At November 30, 2010, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  As of November 30, 2010, we had cash on hand of $8,461 and negative working capital of $647.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2010.

Off-Balance Sheet Arrangements

As of November 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Mattmar Minerals, Inc.

Dated: December 23, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: December 23, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)