Form 10-Q
period 2011-02-28
MATTMAR MINERALS INC
filed 2011-04-05
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: February 28, 2011

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of April 5, 2011.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of February 28, 2011 (unaudited) and May 31, 2010 (audited)	3

Statements of Operations for the Three and Nine Months Ended February 28, 2011 and February 28, 2010 and from Inception (April 18, 2006) to February 28, 2011 (unaudited)	4

Statement of Stockholders' Equity for the period from Inception (April 18, 2006) to February 28, 2011 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended February 28, 2011 and February 28, 2010 and for the period from Inception (April 18, 2006) to February 28, 2011 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS

	February 28,	May 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$15,818	$11,576

Total current assets	15,818	11,576

TOTAL ASSETS	$15,818	$11,576

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,747	$7,629
Accounts payable - related party	333	833
Total current liabilities	7,080	8,462

TOTAL LIABILITIES	7,080	8,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	183,666	162,666
Deficit accumulated during development stage	(176,262)	(160,886)

TOTAL STOCKHOLDERS' EQUITY	8,738	3,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,818	$11,576

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three Months Ended		Nine Months Ended		Inception (April 18, 2006)
	February 28,		February 28,		to
	2011	2010	2011	2010	February 28, 2011
Expenses
Professional fees	$3,600	$3,850	$11,485	$17,768	$147,456
Regulatory and filing fees	500	500	2,260	1,700	14,437
Rent expenses – related party	500	500	1,500	1,500	3,500
Other expenses	15	20	131	137	18,663
Total operating expenses	4,615	4,870	15,376	21,105	184,056

Other income
Debt forgiveness	-	-	-	-	7,794
Total other income	-	-	-	-	7,794
Net loss	(4,615)	(4,870)	(15,376)	(21,105)	$(176,262)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from Date of Inception (April 18, 2006) through February 28, 2011
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006 (Audited)	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007 (Audited)	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008 (Audited)	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009 (Audited)	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010 (Audited)	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(15,376)	(15,376)
Balance at February 28, 2011 (Unaudited)	-	$-	1,333,334	$1,334	$183,666	$(176,262)	$8,738

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Nine Months Ended		Inception (April 18, 2006)
	February 28,		to
	2011	2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,376)	$(21,105)	$(176,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(882)	167	14,541
Increase (decrease) in accounts payable-related party	(500)	(1,056)	333
NET CASH USED IN OPERATING ACTIVITIES	(16,758)	(21,994)	(169,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	21,000	22,000	133,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	22,000	185,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,242	6	15,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,576	9,351	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,818	$9,357	$15,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of February 28, 2011, the results of its operations for the three and nine months ended February 28, 2011 and 2010 and for the period from inception (April 18, 2006) to February 28, 2011 and cash flows for the nine months ended February 28, 2011 and 2010 and for the period from inception (April 18, 2006) to February 28, 2011.  The results of operations for the three and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
February 28, 2011
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $176,262 from inception (April 18, 2006) to February 28, 2011.  The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of February 28, 2011, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock).  All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011
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

Net Loss per Share - Net loss per share is calculated in accordance with the guidance issued by the Financial Accounting Standards Board for "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-01 and believes that none of them will have a material effect on the Company’s financial statement.

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (continued):

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

During the year ended May 31, 2010 R&R, majority shareholder, contributed $32,000 to the Company as Additional Paid in Capital.  During the nine months ended February 28, 2011, R&R contributed $21,000 to the Company as Additional Paid in Capital.

As of February 28, 2011, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share.  1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 28, 2011, the Company had net operating loss carry-forwards of approximately $176,000 which expire in varying amounts between 2026 and 2030.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices.  The agreement provides for quarterly payments from the Company to the LLC of $500.  The effective date of the agreement is January 1, 2009.

As of February 28, 2011, the Company has a related party account payable amount of $333 for rent owed but not yet paid to Kirk M. Warshaw, LLC. The rent expense to Kirk M. Warshaw, LLC totaled to $500, $1,500, and $3,500 for the three and nine months ended February 28, 2011 and from Inception (April 18, 2006) through February 28, 2011, respectively.

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

EQUIPMENT AND EMPLOYEES

As of February 28, 2011, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

OPERATING EXPENSES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2010

We are a development stage corporation with limited operations and did not have any revenues during the three months ended February 28, 2011 and 2010, respectively.

Total operating expenses for the three month periods ended February 28, 2011 and 2010 were $4,615 and $4,870, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

OPERATING EXPENSES FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2010

We are a development stage corporation with limited operations and did not have any revenues during the nine months ended February 28, 2011 and 2009, respectively.

Total operating expenses for the nine month periods ended February 28, 2011 and 2010 were $15,376 and $21,105, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decline in operating expenses from fiscal year 2010 to fiscal year 2011 is due to lower professional fees in 2011 than had been incurred in 2010 when we affected the reverse stock split.

Total operating expenses for the period from Inception (April 28, 2006) to February 28, 2011 was $184,056.

Liquidity and Capital Resources

At February 28, 2011, we did not have any revenues from operations.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  As of February 28, 2011, we had cash on hand of $15,818 and working capital of $8,738.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2011.

Off-Balance Sheet Arrangements

As of February 28, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Mattmar Minerals, Inc.

Dated: April 5, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 5, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)