Form 10-K
period 2011-05-31
MATTMAR MINERALS INC
filed 2011-08-01
CIK 1366317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒ No ☐

As of November 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established.

As of August 1, 2011, 1,333,334 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

MATTMAR MINERALS, INC

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Mattmar Minerals, Inc

ii

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

As of May 31, 2011, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”).  All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

(b) Holders. As of July 18, 2011, there were 25 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of May 31, 2011, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended May 31, 2011 Compared to the Fiscal Year Ended May 31, 2010

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended May 31, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the fiscal years ended May 31, 2011 and 2010 were $15,875 and $30,750, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decrease in expenses in 2011 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At May 31, 2011, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At May 31, 2011, we had cash of $12,404 and working capital of $8,239.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2011.

Off-Balance Sheet Arrangements

As of May 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9A.            CONTROLS AND PROCEDURES.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of August 1, 2011:

Name	Age	Title

Arnold P. Kling	53	President and director
Kirk M. Warshaw	53	Chief financial officer and secretary

Arnold P. Kling.  Mr. Kling has served as our president and a director since May 2008.  Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a Director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd., and Rodman International Enterprise II, Ltd., (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer since May 2008 and secretary since September 2008.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a Director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (OTC Pink: JLIC). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd., and Rodman International Enterprise II, Ltd. (each a publicly reporting, non-trading company) and Protalex, Inc. (OTCBB: PRTX), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC.  Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended May 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.             EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended May 31, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of August 1, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	786,667	59.0%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue - Suite 1710 New York, NY 10022	193,334	14.5%

Arnold P. Kling (3) 410 Park Avenue - Suite 1710 New York, NY 10022	193,334	14.5%

Kirk M. Warshaw (4) 133 Summit Avenue, Suite 22 Summit, NJ 07901	53,333	4.0%

All Directors and Officers (2 persons) as a group	246,667	18.5%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of August 1, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended May 31, 2011, R&R Biotech Partners, LLC contributed capital to us in the amount of $21,000.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $8,500 and $8,500 to De Joya Griffith & Company, LLC, our current independent accountants, for the years ended May 31, 2011 and 2010, respectively.

AUDIT-RELATED FEES:

None.

TAX FEES:

None.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at May 31, 2011 and 2010
•	Statements of Operations for the years ended May 31, 2011 and 2010 and for the period from Inception (April 18, 2006) to May 31, 2011
•	Statement of Stockholders’ Equity for the period from Inception (April 18, 2006) to May 31, 2011
•	Statements of Cash Flows for the years ended May 31, 2011 and 2010 and for the period from Inception (April 18, 2006) to May 31, 2011
•	Notes to Financial Statements

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

Date: August 1, 2011

By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 1, 2011

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: August 1, 2011

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATTMAR MINERALS, INC
 (A Development Stage Company)

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mattmar Minerals, Inc.

We have audited the accompanying balance sheets of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2011. Mattmar Minerals, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (April 18, 2006) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
July 25, 2011

MATTMAR MINERALS, INC
(A Development Stage Company)
BALANCE SHEETS
(Audited)

	May 31,	May 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$12,404	$11,576
Prepaid expense	-	-

Total current assets	12,404	11,576

TOTAL ASSETS	$12,404	$11,576

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,332	$7,629
Accounts payable - related party	833	833
Total current liabilities	4,165	8,462

TOTAL LIABILITIES	4,165	8,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	183,666	162,666
Deficit accumulated during development stage	(176,761)	(160,886)

TOTAL STOCKHOLDERS' EQUITY	8,239	3,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,404	$11,576

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	Through
	2011	2010	May 31, 2011
Expenses
Professional fees	$11,485	$25,545	$147,456
Regulatory and filing fees	2,260	3,033	14,437
Other expenses	2,130	2,172	22,662
Total operating expenses	15,875	30,750	184,555

Other income
Debt forgiveness	-	-	7,794
Total other income	-	-	7,794
Net loss	$(15,875)	$(30,750)	$(176,761)

Net loss per share – basic	$(0.01)	$(0.02)
Weighted average shares outstanding – basic	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from April 18, 2006 (Date of Inception) through May 31, 2011
(Audited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(15,875)	(15,875)
Balance at May 31, 2011	-	$-	1,333,334	$1,334	$183,666	$(176,761)	$8,239

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	To
	2011	2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,875)	$(30,750)	$(176,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
(Increase) decrease in prepaids	-	167	-
Increase (decrease) in accrued expenses	(4,297)	(25)	11,126
Increase in accounts payable – related party	-	833	833
NET CASH USED IN OPERATING ACTIVITIES	(20,172)	(29,775)	(172,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	21,000	32,000	133,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	32,000	185,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	828	2,225	12,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,576	9,351	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,404	$11,576	$12,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2011 and 2010

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
Years ended May 31, 2011 and 2010

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

As of May 31, 2011, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”).  All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

The accompanying financial statements have been prepared for the Company as a going concern. As shown in the accompanying financial statements, the Company has accumulated losses of $176,761 and has no sales from inception (April 18, 2006) to May 31, 2011. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2011 and 2010

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

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable.  As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

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

During the year ended May 31, 2011 and the year ended May 31, 2010, R&R contributed $21,000 and $32,000, respectively, to the Company as Additional Paid in Capital.  R&R is a majority stockholder of the Company and as such, is able to exercise control over matters requiring stockholder approval.

As of May 31, 2011, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are Common Stock per share and 1,000,000 shares are Preferred Stock.  1,333,334 shares of Common Stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2011 and 2010

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2011, the Company had net operating loss carry-forwards of approximately $177,000 which expire in varying amounts between 2026 and 2031.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $77,349 and $70,357 at May 31, 2011 and 2010, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $6,992 in the year ended May 31, 2011.

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:
	As of May 31,	As of May 31,
	2011	2010

Deferred tax assets:
Net operating loss carry-forwards	$177,000	$161,000

Total deferred tax assets	77,349	70,357

Net deferred tax assets before valuation allowance	77,349	70,357
Less: Valuation allowance	(77,349)	(70,357)

Net deferred tax assets	$—	$—

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of May 31,	As of May 31,
	2011	2010

Statutory federal income tax	(35.0)%	(35.0)%
Statutory state income tax	(8.7)%	(8.7)%

Change in valuation allowance on deferred tax assets	43.7%	43.7%

MATTMAR MINERALS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended May 31, 2011 and 2010

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company pays the LLC rent payments of $500 per quarter.  Kirk Warshaw, our chief financial officer, is a managing member of the LLC.  For the year ended May 31, 2011, the Company has paid the LLC $1,167 in rent expense and as of May 31, 2011, has a related party account payable amount of $833.

During the year ended May 31, 2011 and the year ended May 31, 2010, R&R contributed $21,000 and $32,000, respectively, to the Company as Additional Paid in Capital.  R&R is a majority stockholder of the Company and as such, is able to exercise control over matters requiring stockholder approval.