Form 10-Q
period 2012-02-29
MATTMAR MINERALS INC
filed 2012-04-13
CIK 1366317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: February 29, 2012

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of April 13, 2012.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements

	Balance Sheets as of February 29, 2012 (unaudited) and May 31, 2011 (audited)	3

	Statements of Operations for the Three and Nine Months Ended
	February 29, 2012 and February 28, 2011 and from Inception
	(April 18, 2006) to February 29, 2012 (unaudited)	4

	Statement of Stockholders' Equity for the period from Inception
	(April 18, 2006) to February 29, 2012 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended
	February 29, 2012 and February 28, 2011 and for the period from
	Inception (April 18, 2006) to February 29, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS	15

SIGNATURES		16

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

  MATTMAR MINERALS, INC

  (A Development Stage Company)

  BALANCE SHEETS

ASSETS	February 29,	May 31,
	2012	2011
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$624	$12,404

Total current assets	624	12,404

TOTAL ASSETS	$624	$12,404

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$3,332
Accounts payable - related party	333	833
Total current liabilities	333	4,165

TOTAL LIABILITIES	333	4,165

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized,
1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	195,666	183,666
Deficit accumulated during development stage	(196,709)	(176,761)

TOTAL STOCKHOLDERS' EQUITY	291	8,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624	$12,404

  The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
					Inception
	Three Months Ended		Nine Months Ended		(April 18, 2006)
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	to February 29, 2012
Expenses
Professional fees	$2,000	$3,600	$13,819	$11,485	$161,275
Regulatory and filing fees	899	500	4,600	2,260	19,037
Other expenses	500	515	1,529	1,631	24,191
Total operating expenses	3,399	4,615	19,948	15,376	204,503

Other income
Debt forgiveness	-	-	-	-	7,794
Total other income	-	-	-		7,794
Net loss	(3,399)	(4,615)	(19,948)	(15,376)	$(196,709)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

MATTMAR MINERALS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from April 18, 2006 (Date of Inception) through February 29, 2012
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(15,875)	(15,875)
Balance at May 31, 2011	-	-	1,333,334	1,334	183,666	(176,761)	8,239
Contributed capital	-	-	-	-	12,000	-	12,000
Net loss	-	-	-	-	-	(19,948)	(19,948)
Balance at February 29, 2012	-	$-	1,333,334	$1,334	$195,666	$(196,709)	$291

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
			Inception
	Nine Months Ended		(April 18, 2006)
			to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,948)	$(15,376)	$(196,709)
Adjustments to reconcile net loss to net cash used in operating activities: Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Decrease in accrued expenses	(3,332)	(882)	7,794
Increase in accounts payable-related party	(500)	(500)	333
NET CASH USED IN OPERATING ACTIVITIES	(23,780)	(16,758)	(196,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	12,000	21,000	145,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	21,000	197,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,780)	4,242	624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,404	11,576	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$624	$15,818	$624

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of February 29, 2012, the results of its operations for the three and nine months ended February 29, 2012 and February 28, 2011 and for the period from inception (April 18, 2006) to February 29, 2012 and cash flows for the nine months ended February 29, 2012 and February 28, 2011 and for the period from inception (April 18, 2006) to February 29, 2012. The results of operations for the nine months ended February 29, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

February 29, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $196,709 from inception (April 18, 2006) to February 29, 2012. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of February 29, 2012, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock). All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

February 29, 2012

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

During the year ended May 31, 2011 R&R contributed $21,000 to the Company as Additional Paid in Capital. During the nine months ended February 29, 2012 R&R contributed $12,000 to the Company as Additional Paid in Capital.

As of February 29, 2012, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share. 1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 29, 2012, the Company had net operating loss carry-forwards of approximately $197,000 which expire in varying amounts between 2026 and 2031. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 29, 2012, the Company has a related party account payable amount of $333 for rent owed but not yet paid to the LLC.

NOTE 7 – SUBSEQUENT EVENT

On March 26, 2012 R&R contributed $16,000 to the Company as additional paid-in capital.

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

EQUIPMENT AND EMPLOYEES

As of February 29, 2012, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2011.

We are a development stage corporation with limited operations and did not have any revenues during the three months ended February 29, 2012 and February 28, 2011, respectively.

Total expenses from continuing operations for the three month periods ended February 29, 2012 and February 28, 2011 were $3,399 and $4,615, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

CONTINUING OPERATING EXPENSES FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2011.

We are a development stage corporation with limited operations and did not have any revenues during the three months ended February 29, 2012 and February 28, 2011, respectively.

Total expenses from continuing operations for the nine month periods ended February 29, 2012 and February 28, 2011 were $19,948 and $15,376, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At February 29, 2012, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of February 29, 2012, we had cash on hand of $624 and working capital of $291.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 29, 2012.

Off-Balance Sheet Arrangements

As of February 29, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

____________________________

*Included herewith

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mattmar Minerals, Inc.

Dated: April 13, 2012	By:	/s/ Arnold P. Kling
Arnold P. Kling, President (Principal Executive Officer)

Dated: April 13, 2012	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer (Principal Financial and Accounting Officer)

