Form 10-K
period 2012-05-31
MATTMAR MINERALS INC
filed 2012-09-11
CIK 1366317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Yes ☒  No ☐

As of November 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had been established.

As of September 7, 2012, 1,333,334 shares of the registrant's common stock were outstanding.

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

As of May 31, 2012, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”). All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange such as the NYSE MKT, New York Stock Exchange, Nasdaq Global Market or Capital Market. There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

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

None.

ITEM 4.    MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol "MTMS". To date, there has not been an active trading market.

(b) Holders. As of September 1, 2012, there were 25 record holders of all of our issued and outstanding shares of Common Stock.

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

EQUIPMENT AND EMPLOYEES

As of May 31, 2012, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended May 31, 2012 Compared to the Fiscal Year Ended May 31, 2011

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended May 31, 2012 and 2011, respectively.

Total expenses from Continuing Operations for the fiscal years ended May 31, 2012 and 2011 were $24,568 and $15,875, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The increase in expenses in 2012 is due to a general increase in professional and administrative fees.

Liquidity and Capital Resources

At May 31, 2012, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At May 31, 2012, we had cash of $14,345 and working capital of $11,671.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2012.

Off-Balance Sheet Arrangements

As of May 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 1, 2012:

Name	Age	Title
Arnold P. Kling	54	President and director
Kirk M. Warshaw	54	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since May 2008. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Direct Markets Holdings Corp. (NASDAQ: MKTS). Mr. Kling currently also serves as a Director and President of 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCQB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as our director.

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer since May 2008 and secretary since September 2008. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (OTC Pink: JLIC). Mr. Warshaw is currently also the Chief Financial Officer of Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH) and Protalex, Inc. (OTCQB: PRTX).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended May 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended May 31, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of September 1, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

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

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 1, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended May 31, 2012, R&R Biotech Partners, LLC contributed capital to us in the amount of $28,000.

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

Effective on June 25, 2012, we dismissed De Joya Griffith & Company, LLC (“De Joya”) from serving as our independent registered public accounting firm and engaged Sherb & Co., LLP (“Sherb”) as our new independent registered public accounting firm. The Board unanimously approved and authorized the change, directed the process of review of candidate firms to replace De Joya and made the final decision to engage Sherb. There were no disagreements, adverse opinions or disclaimer of opinion by De Joya at the time of the change or during the fiscal year ended May 31, 2012.

The aggregate fees billed by our principal accounting firm for the fiscal years ended May 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees*	$14,000	$9,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$14,000	$9,000

*For the year ended May 31, 2012, we were billed $7,500 by Sherb, for professional services rendered for the audit of our annual financial statements and $6,500 by De Joya for the review of financial statements included in our reports on Form 10-Q for the first, second and third quarters or services that are normally provided in connection with statutory and regulatory filings. For the year ended May 31, 2011, we were billed $9,000 by De Joya, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at May 31, 2012 and 2011

•	Statements of Operations for the years ended May 31, 2012 and 2011 and for the period from Inception (April 18, 2006) to May 31, 2012
•	Statement of Stockholders’ Equity for the period from Inception (April 18, 2006) to May 31, 2012
•	Statements of Cash Flows for the years ended May 31, 2012 and 2011 and for the period from Inception (April 18, 2006) to May 31, 2012
•	Notes to Financial Statements

2.	Financial Statement Schedules.

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

Date: September 10, 2012

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 10, 2012

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: September 10, 2012

	/s/Kirk M. Warshaw	.
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

MATTMAR MINERALS, INC

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of May 31, 2012 and 2011 (Audited)	F-3

Statements of Operations for the Years Ended May 31, 2012 and 2011(Audited) and for the period from Inception (April 18, 2006) through May 31, 2012 (Unaudited)	F-4

Statement of Stockholders' Equity for the period from Inception (April 18, 2006) through May 31, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Years Ended May 31, 2012 and 2011 (Audited) and for the period from Inception (April 18, 2006) to May 31, 2012 (Unaudited)	F-6

Notes to Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Mattmar Minerals, Inc.

(A Development Stage Company)

Summit, New Jersey

We have audited the accompanying balance sheets of Mattmar Minerals, Inc. (A Development Stage Company) as of May 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity ( deficit ) , and cash flows for each of the years then ended May 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mattmar Minerals, Inc. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years ended May 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mattmar Minerals, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY

August 31, 2012

MATTMAR MINERALS, INC

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	May 31,	May 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$14,345	$12,404
Prepaid expense	-	-

Total current assets	14,345	12,404

TOTAL ASSETS	$14,345	$12,404

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,841	$3,332
Accounts payable - related party	833	833
Total current liabilities	2,674	4,165

TOTAL LIABILITIES	2,674	4,165

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	211,666	186,666
Deficit accumulated during development stage	(201,329)	(176,761)

TOTAL STOCKHOLDERS' EQUITY	11,671	8,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,345	$12,404

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	Through
	2012	2011	May 31, 2012
			(Unaudited)
Expenses
Professional fees	$17,410	$11,485	$164,866
Regulatory and filing fees	5,100	2,260	19,537
Other expenses	2,058	2,130	24,720
Total operating expenses	24,568	15,875	209,123

Other income
Debt forgiveness	-	-	7,794
Total other income	-	-	7,794
Net loss	$(24,568)	$(15,875)	$(201,329)

Net loss per share – basic	$(0.02)	$(0.01)
Weighted average shares outstanding – basic	1,333,334	1,333,334

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from April 18, 2006 (Date of Inception) through May 31, 2012

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at April 18, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common shares issued	-	-	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	-	-	(5,539)	(5,539)
Balance at May 31, 2006 (Unaudited)	-	-	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	-	-	300,000	300	29,700	-	30,000
Net loss	-	-	-	-	-	(16,165)	(16,165)
Balance at May 31, 2007 (Unaudited)	-	-	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	-	-	(213,333)	(213)	213	-	-
Common shares issued	-	-	246,667	247	11,753	-	12,000
Contributed capital	-	-	-	-	72,000	-	72,000
Net Loss	-	-	-	-	-	(67,871)	(67,871)
Balance at May 31, 2008 (Unaudited)	-	-	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	-	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(40,561)	(40,561)
Balance at May 31, 2009 (Unaudited)	-	-	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(30,750)	(30,750)
Balance at May 31, 2010 (Unaudited)	-	-	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	-	-	-	-	21,000	-	21,000
Net loss	-	-	-	-	-	(15,875)	(15,875)
Balance at May 31, 2011	-	-	1,333,334	1,334	183,666	(176,761)	8,239
Contributed capital	-	-	-	-	28,000	-	28,000
Net loss	-	-	-	-	-	(24,568)	(24,568)
Balance at May 31, 2012	-	$-	1,333,334	$1,334	$211,666	$(201,329)	$11,671

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period from April 18, 2006
	Year Ended		(Date of Inception)
	May 31,	May 31,	To
	2012	2011	May 31, 2012
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,568)	$(15,875)	$(201,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	-	-	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(1,491)	(4,297)	9,635
Increase in accounts payable – related party	-	-	833
NET CASH USED IN OPERATING ACTIVITIES	(26,059)	(20,172)	(198,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	52,000
Contributed capital	28,000	21,000	161,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,000	21,000	213,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,941	828	14,345

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,404	11,576	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,345	$12,404	$14,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended May 31, 2012 and 2011

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

Years ended May 31, 2012 and 2011

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

As of May 31, 2012, we had issued and outstanding 1,333,334 shares of Common Stock and no shares of preferred stock, $.001 par value per share (“Preferred Stock”). All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

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

The accompanying financial statements have been prepared for the Company as a going concern. As shown in the accompanying financial statements, the Company has accumulated losses of $201,329 and has no sales from inception (April 18, 2006) to May 31, 2012. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended May 31, 2012 and 2011

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

Years ended May 31, 2012 and 2011

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

During the year ended May 31, 2012 and the year ended May 31, 2011, R&R contributed $28,000 and $21,000, respectively, to the Company as Additional Paid in Capital. R&R is a majority stockholder of the Company and as such, is able to exercise control over matters requiring stockholder approval.

As of May 31, 2012, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are Common Stock per share and 1,000,000 shares are Preferred Stock. 1,333,334 shares of Common Stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended May 31, 2012 and 2011

NOTE 4 – INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of May 31, 2012, the Company had net operating loss carry-forwards of approximately $201,000 which expire in varying amounts between 2026 and 2031. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $82,000 and $72,000 at May 31, 2012 and 2011, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $10,000 in the year ended May 31, 2012.

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

	As of May 31, 2012	As of May 31, 2011
Deferred tax assets:
Net operating loss carry-forwards	$201,000	$177,000

Total deferred tax assets	82,000	72,000

Net deferred tax assets before valuation allowance	82,000	72,000
Less: Valuation allowance	(82,000)	(72,000)

Net deferred tax assets	$—	$—

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of May 31, 2012	As of May 31, 2011
Statutory federal income tax	(35.0)%	(35.0)%
Statutory state income tax	(5.9)%	(5.9)%

Change in valuation allowance on deferred tax assets	40.9%	40.9%

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended May 31, 2012 and 2011

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company pays the LLC rent payments of $500 per quarter. Kirk Warshaw, our chief financial officer, is a managing member of the LLC. For the year ended May 31, 2012, the Company has paid the LLC $1,167 in rent expense and as of May 31, 2012, has a related party account payable amount of $833.

