Form 10-Q
period 2013-02-28
MATTMAR MINERALS INC
filed 2013-04-15
CIK 1366317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: February 28, 2013

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

Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,333,334 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of April 12, 2013.

MATTMAR MINERALS, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheets as of February 28, 2013 (unaudited) and May 31, 2012 (audited)	3

Condensed Statements of Operations for the Three and Nine Months Ended
February 28, 2013 and February 29, 2012 and from Inception
(April 18, 2006) to February 28, 2013 (unaudited)	4

Condensed Statement of Stockholders' Equity (Deficit)for the period from Inception
(April 18, 2006) to February 28, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended
February 28, 2013 and February 29, 2012 and for the period from
Inception (April 18, 2006) to February 28, 2013 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	16

SIGNATURES	17

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MATTMAR MINERALS, INC

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,855	$14,345

Total current assets	4,855	14,345

TOTAL ASSETS	$4,855	$14,345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,212	$1,841
Accounts payable - related party	333	833
Total current liabilities	8,545	2,674

TOTAL LIABILITIES	8,545	2,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 99,000,000 shares authorized, 1,333,334 shares issued and outstanding, respectively	1,334	1,334
Additional paid-in capital	229,716	211,666
Deficit accumulated during development stage	(234,740)	(201,329)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,690)	11,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,855	$14,345

The accompanying notes are an integral part of these condensed financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
	Three Months Ended		Nine Months Ended		Inception (April 18, 2006)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
Expenses
Professional fees	$5,050	$2,000	$24,099	$13,819	$188,965
Regulatory and filing fees	3,361	899	7,798	4,600	27,335
Other expenses	500	500	1,514	1,529	26,234
Total operating expenses	8,911	3,399	33,411	19,948	242,534

Other income
	0	0	0	0	7,794
Total other income	0	0	0	0	7,794
Net loss	(8,911)	(3,399)	(33,411)	(19,948)	$(234,740)

Net loss per share – basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding - basic	1,333,334	1,333,334	1,333,334	1,333,334

The accompanying notes are an integral part of these condensed financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from April 18, 2006 (Date of Inception) through February 28, 2013

(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at April 18, 2006 (Inception)	0	$0	0	$0	$0	$0	$0
Common shares issued	0	0	1,000,000	1,000	9,000	0	10,000
Net loss	0	0	0	0	0	(5,539)	(5,539)
Balance at May 31, 2006	0	0	1,000,000	1,000	9,000	(5,539)	4,461
Common shares issued	0	0	300,000	300	29,700	0	30,000
Net loss	0	0	0	0	0	(16,165)	(16,165)
Balance at May 31, 2007	0	0	1,300,000	1,300	38,700	(21,704)	18,296
Common shares cancelled	0	0	(213,333)	(213)	213	0	0
Common shares issued	0	0	246,667	247	11,753	0	12,000
Contributed capital	0	0	0	0	72,000	0	72,000
Net Loss	0	0	0	0	0	(67,871)	(67,871)
Balance at May 31, 2008	0	0	1,333,334	1,334	122,666	(89,575)	34,425
Contributed capital	0	0	0	0	8,000	0	8,000
Net loss	0	0	0	0	0	(40,561)	(40,561)
Balance at May 31, 2009	0	0	1,333,334	1,334	130,666	(130,136)	1,864
Contributed capital	0	0	0	0	32,000	0	32,000
Net loss	0	0	0	0	0	(30,750)	(30,750)
Balance at May 31, 2010	0	0	1,333,334	1,334	162,666	(160,886)	3,114
Contributed capital	0	0	0	0	21,000	0	21,000
Net loss	0	0	0	0	0	(15,875)	(15,875)
Balance at May 31, 2011	0	0	1,333,334	1,334	183,666	(176,761)	8,239
Contributed capital	0	0	0	0	28,000	0	28,000
Net loss	0	0	0	0	0	(24,568)	(24,568)
Balance at May 31, 2012	0	0	1,333,334	1,334	211,666	(201,329)	11,671
Contributed capital	0	0	0	0	18,050	0	18,050
Net loss	0	0	0	0	0	(33,411)	(33,411)
Balance at February 28, 2013	0	$0	1,333,334	$1,334	$229,716	$(234,740)	$(3,690)

The accompanying notes are an integral part of these condensed financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		For the period from Inception (April 18, 2006) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,411)	$(19,948)	$(234,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	0	0	(7,794)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	6,371	(3,332)	16,006
Increase (decrease) in accounts payable-related party	(500)	(500)	333
NET CASH USED IN OPERATING ACTIVITIES	(27,540)	(23,780)	(226,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	52,000
Contributed capital	18,050	12,000	179,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,050	12,000	231,050

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,490)	(11,780)	4,855

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,345	12,404	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,855	$624	$4,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of February 28, 2013, the results of its operations for the three and nine months ended February 28, 2013 and February 29, 2012 and for the period from inception (April 18, 2006) to February 28, 2013 and cash flows for the nine months ended February 28, 2013 and February 29, 2012 and for the period from inception (April 18, 2006) to February 28, 2013. The results of operations for the three and nine months ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

February 28, 2013

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

GOING CONCERN

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $234,740 from inception (April 18, 2006) to February 28, 2013. The future of the Company is dependent upon its ability to find a merger partner, obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has historically relied upon funding through capital contributions from its majority stockholder, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, the Company does not expect any further funding from R&R Biotech Partners, LLC, nor does it have any alternative known financing sources.  Failure to receive funding will cause the Company to cease operations.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

Prior to the Closing of the transactions contemplated by the Agreements, R&R, Moyo, nor Warshaw were affiliated with the Company. However, one or more of them may now be deemed affiliates of the Company as a result of stock ownership interests and director or officer elections made pursuant to the Agreements.

As of February 28, 2013, we had issued and outstanding 1,333,334 shares of common stock, $0.001 par value per share, and no shares of preferred stock, $0.001 par value per share (“Preferred Stock). All issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

February 28, 2013

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

During the year ended May 31, 2012 R&R contributed $28,000 to the Company as Additional Paid in Capital. During the nine months ended February 28, 2013 R&R contributed $18,050 to the Company as Additional Paid in Capital.

As of February 28, 2013, as a result of the Delaware Merger, our authorized capital stock consists of 100,000,000 shares of which 99,000,000 shares are common stock, $0.001 par value per share and 1,000,000 shares are preferred stock, $0.001 par value per share. 1,333,334 shares of common stock were issued and outstanding, all of which are validly issued, fully paid and non-assessable.

NOTE 4 – INCOME TAXES:

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 28, 2013, the Company had net operating loss carry-forwards of approximately $235,000 which expire in varying amounts between 2026 and 2032. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

MATTMAR MINERALS, INC

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2013, the Company has a related party account payable amount of $333 for rent owed but not yet paid to the LLC.

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

We have historically relied upon funding through capital contributions from our majority stockholder, R&R Biotech Partners, LLC (“R&R”), an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R, nor do we have any alternative known financing sources.  Failure to receive funding will cause us to cease operations.

EQUIPMENT AND EMPLOYEES

As of February 28, 2013, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2012.

We are a development stage corporation with limited operations and did not have any revenues during the three months ended February 28, 2013 and February 29, 2012, respectively.

Total expenses from continuing operations for the three month periods ended February 28, 2013 and February 29, 2012 were $8,911 and $3,399, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

CONTINUING OPERATING EXPENSES FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2012.

We are a development stage corporation with limited operations and did not have any revenues during the nine months ended February 28, 2013 and February 29, 2012, respectively.

Total expenses from continuing operations for the nine month periods ended February 28, 2013 and February 29, 2012 were $33,411 and $19,948, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

At February 28, 2013, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. As of February 28, 2013, we had cash on hand of $4,855 and negative working capital of $3,690.

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

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond this quarter. We have historically relied upon funding through capital contributions from our majority stockholder, R&R, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R, nor do we have any known alternative financing sources.  Failure to receive funding will cause us to cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2013.

Off-Balance Sheet Arrangements

As of February 28, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended May 31, 2012. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk related to our plan of operations:

We Have Limited Resources and we have historically relied upon funding from our majority stockholder which will not continue; therefore we WILL cease operations if alternative Financing is not forthcoming.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the next fiscal quarter. We have historically relied upon funding through capital contributions from our majority stockholder, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R Biotech Partners, LLC, nor do we have any alternative financing sources.  Failure to receive funding will cause us to cease operations.

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

Mattmar Minerals, Inc.

Dated: April 12, 2013	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 12, 2013	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

